Form 10QSB
period 2003-03-31
NORTHERN GROWERS LLC
filed 2003-05-15
CIK 1177314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-97215

NORTHERN GROWERS, LLC
(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	77-0589881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1303 East 4th Avenue, Suite 2, Milbank, South Dakota, 57252
(Address of principal executive offices)

(605) 432-5676
(Issuer’s telephone number)

Whetstone Ethanol, LLC
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

On May 6, 2003, the issuer had 6,328,450 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTHERN GROWERS COOPERATIVE

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NORTHERN GROWERS COOPERATIVE

NORTHERN GROWERS COOPERATIVE

CONSOLIDATED BALANCE SHEET (unaudited)

MARCH 31, 2003

ASSETS

CURRENT ASSETS
Cash	$1,893,900
Accounts receivable
Related party	2,472,111
Trade	523,736
Incentive	6,661,932
Inventory	2,571,182
Prepaid expenses	490,735
Investment in grain contracts	931,300
Total current assets	15,544,896

PROPERTY AND EQUIPMENT
Land improvements	3,121,938
Equipment	33,584,298
Buildings	8,147,147
44,853,383
Less accumulated depreciation	(1,777,487)
Net property and equipment	43,075,896

OTHER ASSETS
Financing costs	281,937
Total other assets	281,937

$58,902,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,435,111
Accounts payable - corn	1,744,727
Accounts payable - related party	224,526
Accounts payable - construction - related party	590,802
Other accrued liabilities	463,205
Dividend payable	2,230,691
Accrued interest	44,813
Notes payable - due upon demand	1,005,000
Current portion of notes payable	3,390,819
Total current liabilities	11,129,694

NOTES PAYABLE	25,455,318

MINORITY INTEREST	5,261,664

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
Nonvoting preferred stock, $1 par value, 250 shares authorized; 0 shares issued and outstanding	—
Equity preferred stock, $2 par value, 2,500,000 shares authorized; 0 shares issued and outstanding	—
Common Stock
Voting stock, $100 par value, 2,400 shares authorized; 650 shares issued and outstanding	65,000
Equity stock, $2 par value, 12,000,000 shares authorized; 6,328,450 shares issued and outstanding	12,656,900
Retained earnings	4,334,153
Total stockholders’ equity	17,056,053

$58,902,729

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002

REVENUES
Sales	$15,645,337	$—
Incentive	3,478,418	—
Total revenues	19,123,755	—

COST OF REVENUES	14,439,142	—

GROSS PROFIT	4,684,613	—

EXPENSES
Startup expenses	—	114,835
General and administrative	991,129	—
Total operating expenses	991,129	114,835

INCOME (LOSS) FROM OPERATIONS	3,693,484	(114,835)

OTHER INCOME (EXPENSES)
Interest expense	(496,333)	—
Other	849	—
Total other income (expenses)	(495,484)	—

INCOME (LOSS) BEFORE MINORITY INTEREST	3,198,000	(114,835)

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS	(761,395)	18,017

NET INCOME (LOSS)	$2,436,605	$(96,818)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.39	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC AND DILUTED	6,328,450	6,328,450

DIVIDENDS PER SHARE DECLARED	$0.29	$

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$2,436,605	$(96,818)
Changes to net income not affecting cash
Depreciation	603,686	—
Amortization of loan fees	25,712	—
Minority interest in subsidiary’s earnings	761,395	(18,017)
(Increase) decrease in current assets
Inventory	1,160,739	—
Accounts receivable	(2,705,280)	—
Prepaid expenses	(147,819)	(29,655)
Investment in grain contract	(824,205)	—
Increase (decrease) in current liabilities
Accounts payable	(1,273,840)	5,268
Accrued liabilities	48,692	(24,064)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	85,685	(163,286)

INVESTING ACTIVITIES
Purchase of property and equipment	(511,313)	(7,517,126)

NET CASH USED FOR INVESTING ACTIVITIES	(511,313)	(7,517,126)

FINANCING ACTIVITIES
Notes payable issued	—	7,682,356
Notes payable principal paid	(2,253,863)	—
Financing costs paid	(4,066)	(33,639)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(2,257,929)	7,648,717

NET INCREASE (DECREASE) IN CASH	(2,683,557)	(31,695)

CASH AT BEGINNING OF PERIOD	4,577,457	152,833

CASH AT END OF PERIOD	$1,893,900	$121,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for Interest, net of capitalized interest	$595,640	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Financing costs reclassified to capitalized interest	$—	$2,400
Accounts payable incurred for construction costs	$590,802	$4,138,489
Liability incurred for dividends declared	$1,499,691	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS COOPERATIVE

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Northern Growers Cooperative (the Cooperative) is a South Dakota cooperative located in Milbank, South Dakota. The Cooperative was organized by investors to hold a majority interest and provide a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant near Big Stone City called Northern Lights Ethanol, LLC (Northern Lights). Northern Lights Ethanol, LLC was formed on February 14, 2001. The plant began grinding corn on June 26, 2002 and commenced its principal operations on July 5, 2002. Prior to July 5, 2002, the Cooperative was in the development stage.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature.

These financial statements should be read in conjunction with the financial statements and notes included in the Cooperative’s financial statements for the year ended December 31, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Cooperative and its 77.16% owned subsidiary, Northern Lights. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Management is reviewing this pronouncement to determine if implementation will have an effect on the Cooperative’s financial statements.

(continued on next page)                                                                   8

NOTE 3 -       INVENTORY

March 31, 2003
(Unaudited)
Finished goods	$402,157
Raw materials	1,646,416
Work-in-process	522,609
$2,571,182

NOTE 4 -       NOTES PAYABLE

Short-Term Notes Payable

The Cooperative received advances from various entities to help establish the Cooperative. The notes are due on demand and do not bear interest.

On December 15, 2002, Northern Lights entered into a $500,000 line of credit with U.S. Bank National Association. The line of credit bears interest at a variable rate of prime plus 1% (5.25% at March 31, 2003) with a maturity of May 1, 2003.

On June 5, 2002, Northern Lights entered into a $1,000,000 promissory note with U.S. Bank National Association. The note bears interest at a variable rate of prime plus 1% (5.25% at March 31, 2003) with a maturity of May 1, 2003.

The balances of the short-term notes payable are as follows:

March 31, 2003
(Unaudited)
Non-interest bearing notes	$5,000
U.S. Bank line of credit	—
U.S. Bank promissory note	1,000,000
$1,005,000

(continued on next page)                                                                    9

Long-Term Note Payable

Northern Lights had a $31,100,000 note with U.S. Bank National Association, Sioux Falls, South Dakota (Bank) for the construction and permanent financing of the plant. During construction and through the balance of 2002, interest was due on a quarterly basis. As part of the agreement, Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, and net worth requirements. Northern Lights has complied with the covenants. In addition, on each May 1, beginning May 1, 2003, the note requires Northern Lights to make an additional principal payment equal to 15% of Northern Lights’ excess cash flow, not to exceed 20% of the outstanding principal balance. In addition, no more than 80% of net income of Northern Lights can be distributed to its owners. Collateral for the note is the mortgage on the ethanol plant, with a net book value of approximately $43,100,000 as of March 31, 2003, and assignment of certain agreements related to the construction and operation of the plant.

On January 1, 2003, Northern Lights converted its $31.1 million construction note to three promissory notes.  The terms of the promissory notes are as follows:

Variable rate, non-revolving loan for $11.1 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31.  Interest is at prime plus 1% (5.25% at March 31, 2003).  The loan has a maturity date of December 31, 2007.

Fixed rate loan for $15 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31.  Interest is fixed at 6.95%.  The loan has a maturity of December 31, 2007.

Variable rate, revolving loan for $5 million, interest only payments required on March 31, June 30, September 30, and December 31.  Interest is at prime plus 1% (5.25% at March 31, 2003).  The loan has a maturity date of December 31, 2007.

Except as noted above, the convenants and other terms and conditions of the original loan agreement with the Bank remain applicable to these three new notes.

The balance of the long-term notes payable are as follows:

March 31, 2003
(Unaudited)
Variable rate, non-revolving loan	$10,811,817
Fixed rate loan	14,734,320
Variable rate, revolving loan	3,300,000
28,846,137
Less current portion	3,390,819
$25,455,318

(continued on next page)                                                                    10

Minimum principal payments for each of the next five years are as follows:

Twelve Months Ending March 31,	Amount

2004	$3,390,819
2005	2,412,181
2006	2,585,424
2007	2,771,115
2008	17,686,598
$28,846,137

Minimum principal payments for the twelve months ending March 31, 2004 include approximately $1,140,286 related to the calculation of additional principal to the Bank based on excess cash flow. Minimum principal payments for the twelve months ending March 31, 2008 include balloon payments due at the maturity of the notes.

Interest capitalized during construction for the three months ended March 31, 2003 and 2002 was $0 and $150,030, respectively.

NOTE 5 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Cooperative or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant.  The following are items of significance that have been updated through March 31, 2003.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $6,442,030 and $3,224,280 has been earned for the USDA program years ended September 30, 2003 and 2002, respectively. Incentive revenue of $2,924,047 was recorded for the three months ended March 31, 2003 for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. As of March 31, 2003, Northern Lights has earned $952,935 for the program year ended June 30, 2003. Incentive revenue of $554,371 was recorded for the three months ended March 31, 2003 for this program.

(continued on next page)                                                                    11

On April 1, 2002, the Company formed Whetstone Ethanol, LLC (Whetstone) for the purpose of reorganizing the Company as a limited liability company. The transaction is expected to be an exchange of interests whereby the assets and liabilities of the Cooperative are transferred for capital units of Whetstone. For financial statement purposes, no gain or loss is expected to be recorded as a result of the exchange transaction. As a result of the exchange, the Cooperative will be dissolved, with Whetstone’s capital units distributed to the members of the Cooperative at a rate of one Whetstone capital unit for each share of equity common stock and all voting common stock of the Cooperative surrendered and retired. A minimum of 5,000 capital units is required for ownership of Whetstone. Such units will be subject to certain transfer restrictions, including approval by the Board of Managers of Whetstone. Whetstone will also retain the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their member agreement or becomes a bankrupt member. The Operating Agreement of Whetstone also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants. The Board of Directors of the Cooperative approved a plan of reorganization related to the exchange on April 10, 2002.  On March 27, 2003, the members of the Cooperative approved the plan of reorganization with an effective date of April 1, 2003.

During the three months ended March 31, 2003, Northern Lights entered into an agreement with Dakota Commodities for the use of rail cars to transport DDGS.  The agreement provides for a flat rate per car per shipment and can be terminated with 90 days notice by either party.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2003, Northern Lights entered into a new $1,200,000 promissory note with the Bank to refinance the then remaining unpaid and outstanding short-term notes payable balance of the $500,000 line of credit and $1,000,000 promissory note.  The new note bears interest at 5.7 percent, is payable in quarterly installments of principal and interest of $84,406 beginning August 1, 2003 and matures on May 1, 2007.  The note is collateralized by the previous security agreement between the Bank and Northern Lights.

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for last year included in our Registration Statement on Form S-4 (SEC File No. 333-97215).  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

Overview

Northern Growers, LLC is a South Dakota limited liability company that owns and manages an 77.16% interest in Northern Lights Ethanol, LLC. Northern Lights built and operates a 40 million gallon ethanol plant near Big Stone City, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  Northern Lights began grinding corn on June 26, 2002 and the first ethanol was produced on July 5, 2002.  Northern Growers’ members are primarily local agricultural producers and they supply a significant portion of the plant’s corn requirements.

Northern Growers was originally formed as a South Dakota cooperative and on March 27, 2003, the members of Northern Growers approved a reorganization into a South Dakota limited liability company effective April 1, 2003. As a result of the reorganization, each member received one Class A capital unit of a newly formed South Dakota limited liability company (the issuer) in exchange for each equity share owned in the cooperative.  For additional information regarding the reorganization, see Part II, Item 4. below.  The following discussion relates to financial data of the cooperative for the periods indicated.  Because Northern Lights’ plant did not begin operations until July 2002, there is no comparable income, production and sales data for the three months ended March 31, 2002.

Results of Operations

Net income for Northern Growers for the three months ended March 31, 2003 was $2,436,000, consisting of $3,693,000 operating income offset by $496,000 of interest expense and $761,000 of income allocated to the minority interest in Northern Lights.

Net sales for the three months ended March 31, 2003 were approximately $15.6 million, consisting of $12.4 million in sales of ethanol (79%) and $3.2 million in sales of DDGS (21%).

In addition to sales revenue, Northern Lights recorded incentive revenue of approximately $3.5 million during the three months ended March 31, 2003.  Incentive revenue consists of income received from federal and state governments in connection with Northern Lights’ ethanol production.  For the three-month period ended March 31, 2003, Northern Lights recorded approximately $2.9 million of incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program.  For the current program year ending September 30, 2003, Northern Lights will be limited to receiving a total of $7.5 million under this program, and as of March 31, 2003, Northern Lights had earned approximately $6.4 million in the current program year.  Northern Lights recorded incentive income of approximately $554,000 from the State of South Dakota for the three-month period ended March 31, 2003.  Northern Lights’ maximum allocation per program year under the South Dakota program is $1.0 million, and as of March 31, 2003, Northern Lights had earned $952,935 under the 2002-2003 program year ended June 30, 2003.

Management anticipates that it may receive less incentive income under the Bioenergy Program in the next program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, Northern Lights will receive lower payments under this program in the future because the increase in its production as compared to prior year’s will be smaller than for Northern Lights’ first year of production.  In addition, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years, but management is currently unable to predict whether there will be a funding shortfall and what the effect on Northern Lights’ allocation will be.  Furthermore, the Bioenergy Program is currently scheduled to expire September 30, 2007.

Northern Lights’ cost of revenues for the three-month period ended March 31, 2003 was approximately $14.4 million.  Northern Growers’ members are required to deliver corn to Northern Lights on a trimester basis, and Northern Lights pays members for their corn based on an average of market prices at predetermined elevators.  Northern Growers’ members are expected to supply approximately 40% of Northern Lights’ corn supply.  For its corn needs in addition to that supplied by the members, Northern Lights purchases corn from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management.  Northern Lights has engaged Broin Management, LLC for the hedge and price risk management related to the corn that the plant is required to purchase on the open market.

Northern Lights incurred general and administrative expense of approximately $1.0 million and recorded interest expense of $496,000 on its long-term debt for the three months ended March 31, 2003.  Interest incurred on Northern Lights’ construction loan prior to the start of operations was capitalized and is included in property, plant and equipment.

Start-up costs consist of amounts incurred during the development stage related to the operation and management of the ethanol plant which do not qualify as a capitalized cost,

including salaries, employee benefits, office expenses, audit costs, legal fees, regulatory compliance expenses, and costs for staff training.  Northern Lights and Northern Growers incurred start-up costs of $114,835 for the three months ending March 31, 2002.

Northern Lights expects to continue operating its plant at, or above, full capacity for the next twelve months.  Northern Lights expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash flow from operating activities was approximately $85,000 for the three-month period ended March 31, 2003.  For the three-month period ended March 31, 2003, the cash flow from operations, consisted of net income of $2.4 million and net non-cash expenses of $1.4 million which were offset by increased working capital requirements of $3.7 million.  The change in working capital requirements was primarily a result of a $2.7 million increase in the accounts receivable balance, a $150,000 increase in the prepaid expenses balance, a $1.2 million decrease in the accounts payable balance, and a $800,000 increase in investments in grain contracts offset by a $1.1 million decrease in the inventory balance.

Cash Flow From Investing Activities.  The net cash used for investing activities was $511,000 for the three-month period ended March 31, 2003.  Northern Lights spent $511,000 for investing activities during the three-month period ended March 31, 2003 for installation of a second regenerative thermal oxidizer, a pollution control device designed to reduce emissions.

Cash Flow From Financing Activities.  Net cash used for financing activities was $2,257,000 for the three-month period ended March 31, 2003, consisting of repayment of principal on long-term debt.

On March 31, 2003, Northern Lights' Board approved a cash distribution of $1,750,000 to its members. Of this amount, Northern Growers received $1,350,309 and $399,691 to Broin Investment I, LLC, the minority owner of Northern Lights. Northern Growers distributed to its members $1,100,000 or approximately $0.17 per share on May 14, 2003.  In addition to comply with cooperative tax law, Northern Growers accrued as of March 31, 2003 an additional distribution of $731,000 or approximately $0.12 per share.

The following table provides information regarding the consolidated contractual obligations of Northern Growers Cooperative as of March 31, 2003:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt	$28,846,137	$3,390,819	$4,997,605	$20,457,713	$0

Land Lease	391,315	2,400	4,830	5,040	379,045

Management Agreements	761,868	340,923	420,945	0	0

Unconditional Purchase Obligations	1,989,900	217,080	434,160	434,160	904,500

Total Contractual Cash Obligations	$31,989,220	$3,951,222	$5,857,540	$20,896,913	$1,283,545

On July 11, 2001 Northern Lights entered into a Loan Agreement and Note with U.S. Bank National Association, Sioux Falls, South Dakota, for up to $31.1 million in debt financing to fund the balance of the construction costs and other start-up expenses for the ethanol plant.  Until the construction loan was converted to a term loan, Northern Lights made quarterly interest only payments to U.S. Bank at a variable rate equal to one percent plus the prime rate announced by U.S. Bank.  As of January 1, 2003, Northern Lights refinanced the outstanding balance on its Construction Note with U.S. Bank into a $11.1 million variable-rate, non-revolving note; a $15 million fixed-rate note; and a $5 million variable-rate, revolving note.  The Construction Loan Agreement remains in effect.

The $15 million fixed-rate note bears 6.95% interest annually and requires equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There is a prepayment penalty if Northern Lights prepays the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights is required to prepay U.S. Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the Excess Cash Flow but not more than 20% of the outstanding principal balance of the loan.  The Loan Agreement defines Excess Cash Flow as the net income of Northern Lights before deductions for income taxes, interest expense, depreciation and amortization less expenditures for fixed and capital assets not financed by debt, required principal payments including capitalized lease obligations, and interest expense.  Principal payments of $266,000 were made on the fixed rate note during the three months ended March 31, 2003.

The $11.1 million variable-rate, non-revolving note bears interest at 1.00% over U.S. Bank’s prime rate.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note is due on December 31, 2007.  As of March 31, 2003, Northern Lights’ variable rate was 5.25%.  Principal payments of $288,183 were made on the variable rate note during the three months ended March 31, 2003.

The $5 million variable-rate, revolving note bears interest at 1.00% over U.S. Bank’s prime rate, requires quarterly interest only payments, and is due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal amount on the note and $5 million.  Northern Lights pays an unused commitment fee of 0.5% per annum that is assessed quarterly on any funds not borrowed under the note.  As of March 31, 2003, the outstanding principal amount on the note was $3.3 million, and the variable rate was 5.25%.

The notes from U.S. Bank are secured by Northern Lights’ leasehold interest, easement rights, improvements, personal property (including general intangibles), and contracts (including an assignment of its interest in the Design/Build Contract with Broin and agreements with Otter Tail Corporation and Northwestern Public Service).

The Loan Agreement requires that Northern Lights provide U.S. Bank with audited annual and unaudited quarterly financial statements.  In addition, it contains minimum debt service coverage ratios, minimum working capital, minimum tangible net worth and other standard negative and affirmative covenants.  If an event of default, as defined in the Loan

Agreement, occurs, U.S. Bank may terminate the Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement include failure to make payments when due or violation of one or more of the Agreement’s covenants.

Northern Lights incurred approximately $590,000 in interest expense for the three months ended March 31, 2003.  In addition, for the three months ended March 31, 2002, Northern Lights capitalized $150,000 of interest on its construction loan.

On June 5, 2002, Northern Lights executed a promissory note for up to $1 million in favor of U.S. Bank National Association for the acquisition and installation of a regenerative thermal oxidizer, a pollution control device designed to reduce emissions.  On December 15, 2002, Northern Lights executed an additional promissory note for up to $500,000 in favor of U.S. Bank National Association for the acquisition and installation of a second regenerative thermal oxidizer to supplement the plant’s primary regenerative thermal oxidizer.  Northern Lights paid interest on the outstanding balances of the promissory notes at a rate of one percent plus the prime rate announced by U.S. Bank.  The promissory notes were secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Commodity Credit Corporation Bioenergy Program.  The promissory notes were due on May 1, 2003.

On May 1, 2003, Northern Lights paid U.S. Bank interest on the two notes of $50,427 and repaid principal of $300,000.  The remaining principal balance on the two notes was refinanced as a new $1.2 million note.  Northern Lights pays interest on the outstanding balance of the promissory note at a fixed rate of 5.70%.  Northern Lights will make quarterly principal and interest payments on the note of $84,406 with the final payment due on May 1, 2007.  The new promissory note is secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Commodity Credit Corporation Bioenergy Program.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contract, and for hedging activities under Statement 133.  Management is reviewing this pronouncement to determine if implementation will have an effect on the financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements require estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Commitments and Contingencies

Contingencies, by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, expenses are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation

Northern Lights accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  Northern Lights derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market values of corn inventory is recognized as a component of cost of revenues.  Ethanol and DDGS inventories are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on an average cost method.

Long-Lived Assets

Depreciation and amortization of Northern Lights’ property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate future cash flows and may differ from actual.

Accounting for Derivative Instruments and Hedging Activities

Northern Lights minimizes the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts.  Northern Lights accounts for these exchange-traded futures and option contracts and forward purchase and sales contracts at local market prices determined by grain terminals in its area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of revenues.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Northern Growers’ chief executive officer and chief financial officer, after evaluating the effectiveness of Northern Growers’ “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in Northern Growers’ or Northern Lights’ internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Northern Growers’ and Northern Lights’ actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While Northern Growers believes that these statements are accurate, its business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management anticipates that Northern Lights’ sales will continue to grow, its operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Northern Lights’ operating results.

•                  The ethanol industry and Northern Lights’ business is sensitive to corn prices.  When corn prices increase as they have been recently, Northern Lights’ operating results may suffer.

•                  The ethanol industry and Northern Lights may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

•                  Northern Lights is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and DDGS produced at the plant.  If any of these entities cease providing services to Northern Lights, the plant’s operations may be adversely affected.

Northern Growers is not under any duty to update the forward-looking statements contained in this report.  Northern Growers cannot guarantee future results or performance, or what future business conditions will be like.  Northern Growers cautions you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On March 27, 2003, the members of Northern Growers Cooperative approved the reorganization of the Cooperative into a limited liability company, which became effective on April 1, 2003.  As a result of the reorganization each member received one capital unit of a newly formed South Dakota limited liability company (the issuer) in exchange for each equity share owned in the Cooperative.  The resulting rights and obligations of the members are governed by the Articles of Organization and Operating Agreement of the issuer.  For additional information regarding the reorganization, see Item 4. below.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 1, 2002, the issuer was formed for the purpose of reorganizing Northern Growers Cooperative, a South Dakota cooperative corporation, into a South Dakota limited liability company, in accordance with the terms set forth in the issuer’s Registration Statement on Form S-4 filed with the SEC (File No. 333-97215), which was declared effective on March 17, 2003.  The board of directors of the Cooperative unanimously approved the plan of reorganization and scheduled a meeting of the members to adopt it.  The plan of reorganization was duly approved by over 75% of the members of the Cooperative voting at the meeting on March 27, 2003.  The reorganization became effective on April 1, 2003.

Pursuant to the reorganization all the assets and liabilities of the Cooperative were transferred to the issuer in exchange for capital units of the issuer.  The Cooperative was then dissolved and the issuer’s capital units were distributed to the members of the Cooperative upon liquidation of the Cooperative at a rate of one LLC capital unit for each share of equity stock in the Cooperative.  In connection with the reorganization, the issuer changed its name to Northern Growers, LLC.

Pursuant to the issuer’s Operating Agreement, a minimum of 5,000 capital units is required for membership.  Capital units are subject to certain transfer restrictions, including approval by the Board of Managers of the issuer.  The issuer also retains the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, breaches his corn delivery agreement or becomes a bankrupt member.  The issuer’s Operating Agreement also includes provisions whereby cash flow in excess of $200,000 will be distributed to members, subject to any limitations imposed by a supermajority vote of the Board of Managers or restrictions imposed by loan covenants.  For additional information, see the issuer’s Registration Statement on Form S-4 (SEC File No. 333-97215).

Item 5.  Other Information

Northern Growers has entered into a Trading Service Agreement with Alerus Capital Corporation, a North Dakota broker-dealer, under which Alerus plans to operate an alternative trading system for trading Northern Growers Class A capital units.  The SEC’s Division of Market Regulation is currently reviewing Northern Growers’ proposed trading service and the alternative trading system to be operated by Alerus for Northern Growers.  Trading in Class A Capital Units of Northern Growers will not be available until the Division of Market Regulation completes its review and any requested changes in the system’s operations have been implemented.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index following the signature page to this report.

(b)           Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: May 15, 2003

	By	/s/ James Peterson
James Peterson
Chief Executive Officer and
Chief Financial Officer

CERTIFICATIONS

I, James Peterson certify that:

1.              I have reviewed this quarterly report on Form 10-QSB of Northern Growers, LLC;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; this quarterly report on Form 10-QSB of Northern Growers, LLC;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

By /s/ James Peterson
James Peterson
Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-QSB

OF

NORTHERN GROWERS, LLC

Exhibit Number

Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Operating Agreement, as adopted on April 1, 2003
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate(3)
10.18	$1.2 Million Promissory Note with U.S. Bank, dated May 1, 2003
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)               Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).

(2)               Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).

(3)               Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-97215).