Form 10QSB
period 2003-06-30
NORTHERN GROWERS LLC
filed 2003-08-14
CIK 1177314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-97215

NORTHERN GROWERS, LLC

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	77-0589881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 East 22nd Avenue, Milbank, South Dakota 57252
(Address of principal executive offices)

(605) 432-5676
(Issuer’s telephone number)

1303 East 4th Avenue, Suite 2, Milbank, South Dakota 57252
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

On August 1, 2003, the issuer had 6,328,450 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN GROWERS, LLC

UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

JUNE 30, 2003

ASSETS

CURRENT ASSETS
Cash	$31,118
Accounts receivable
Related party	3,268,588
Trade	758,758
Incentive	7,586,314
Inventory	2,674,255
Prepaid expenses	554,292
Margin deposit	146,638
Total current assets	15,019,963

PROPERTY AND EQUIPMENT
Land improvements	3,125,203
Equipment	33,504,280
Buildings	8,122,223
44,751,706
Less accumulated depreciation	(2,388,457)
Net property and equipment	42,363,249

OTHER ASSETS
Financing costs	256,369

$57,639,581

(continued on next page)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,297,888
Accounts payable - corn	2,152,539
Accounts payable - related party	60,979
Other accrued liabilities	360,304
Accrued interest	11,400
Dividend payable	731,000
Current portion of notes payable	3,779,163
Short-term notes payable	5,000
Total current liabilities	8,398,273

NOTES PAYABLE	26,392,732

MINORITY INTEREST	5,395,437

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,450 units issued and outstanding	12,656,900
Additional paid-in capital	65,000
Retained earnings	4,731,239
Total members’ equity	17,453,139

$57,639,581

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2003	Six months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2002

REVENUES
Sales	$16,053,680	$31,699,017	$—	$—
Incentive	1,188,035	4,666,453	—	—
Total revenues	17,241,715	36,365,470	—	—
			—	—
COST OF REVENUES	15,462,417	29,901,559	—	—

GROSS PROFIT	1,779,298	6,463,911	—	—

EXPENSES
Startup expenses	—	—	542,297	657,132
General and administrative	768,986	1,760,115	—	—
Total operating expenses	768,986	1,760,115	542,297	657,132

INCOME (LOSS) FROM OPERATIONS	1,010,312	4,703,796	(542,297)	(657,132)

OTHER INCOME (EXPENSE)
Interest expense	(491,152)	(987,485)	—	—
Other	11,719	12,568	46	46
Total other income (expense)	(479,433)	(974,917)	46	46

INCOME (LOSS) BEFORE MINORITY INTEREST	530,879	3,728,879	(542,251)	(657,086)

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS	(133,773)	(895,168)	104,911	122,928

NET INCOME (LOSS)	$397,106	$2,833,711	$(437,340)	$(534,158)

OTHER COMPREHENSIVE INCOME (LOSS)
Net income	$397,106	$2,833,711	$(437,340)	$(534,158)
Hedge contract adjustment	—	—	19,686	19,686

COMPREHENSIVE INCOME (LOSS)	$397,106	$2,833,711	$(417,654)	$(514,472)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.06	$0.45	$(0.06)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,450	6,328,450	6,328,450	6,328,450

DIVIDENDS PER UNIT DECLARED	$0.29	$—	$—	$—

DIVIDENDS PER UNIT PAID	$—	$0.17	$—	$—

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$2,833,711	$(534,158)
Changes to net income not affecting cash
Depreciation	1,214,656	636
Amortization of loan fees	51,423	—
Minority interest in subsidiary’s earnings	895,168	(122,928)
(Increase) decrease in current assets
Inventory	1,057,666	(1,826,386)
Accounts receivable	(4,661,162)	—
Prepaid expenses	(211,376)	(65,380)
Margin deposit	(39,543)	(374,000)
Increase (decrease) in current liabilities
Accounts payable	(1,166,799)	894,503
Accrued liabilities	(87,620)	147,939

NET CASH USED FOR OPERATING ACTIVITIES	(113,876)	(1,879,774)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,000,438)	(18,453,161)

NET CASH USED FOR INVESTING ACTIVITIES	(1,000,438)	(18,453,161)

FINANCING ACTIVITIES
Notes payable issued	1,500,000	20,665,434
Change in short-term notes payable	(1,000,000)	1,000,000
Notes payable principal paid	(2,428,106)	—
Distributions	(1,499,711)	—
Financing costs paid	(4,208)	(16,142)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(3,432,025)	21,649,292

NET INCREASE (DECREASE) IN CASH	(4,546,339)	1,316,357

CASH AT BEGINNING OF PERIOD	4,577,457	152,833

CASH AT END OF PERIOD	$31,118	$1,469,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest, net of capitalized interest	$1,093,674	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Financing costs reclassified to capitalized interest	$—	$5,000

Accounts payable incurred for construction costs	$—	$172,079

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC, or the Company, (formerly Northern Growers Cooperative, or the Cooperative) is a South Dakota limited liability company located in Milbank, South Dakota. The Company was organized by investors as a cooperative to provide a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant owned by Northern Lights Ethanol, LLC (Northern Lights). Northern Lights was formed on February 14, 2001. On June 26, 2002, the plant began grinding corn, and on July 5, 2002, the ethanol plant commenced its principal operations. Prior to July 5, 2002, the Company was in the development stage.

On April 1, 2002, Whetstone Ethanol, LLC (Whetstone) was formed. The initial member of Whetstone was the Cooperative. Whetstone was formed for the purpose of acquiring the assets and liabilities of the Cooperative. The board of directors of the Cooperative approved a plan of reorganization related to an exchange whereby Whetstone would acquire the assets and liabilities of the Cooperative.  The board of directors of the Cooperative approved a plan of reorganization related to the exchange on April 10, 2002.  On March 27, 2003, the members of the Cooperative approved the plan of reorganization.  The effective date of the reorganization was April 1, 2003.  The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Whetstone. For financial statements purposes, no gain or loss was recorded as a result of the exchange transaction.

As a result of the exchange, the Cooperative was dissolved, with Whetstone’s capital units distributed to the members of the Cooperative at a rate of one Whetstone capital unit for each share of equity common stock and all voting common stock of the Cooperative surrendered and retired. In connection with the reorganization, Whetstone changed its name to Northern Growers, LLC.  A minimum of 5,000 capital units is required for ownership of the Company. Such units will be subject to certain transfer restrictions, including approval by the Board of Managers of the Company. The Company will also retain the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their member agreement or becomes a bankrupt member. The Operating Agreement of the Company also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2002.

As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company as a limited liability company versus the Cooperative.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 77.16% owned subsidiary, Northern Lights. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Inventory

Corn inventory is stated at market value, which approximates net realizable value (local market prices less cost of disposal), based on local market prices determined by grain terminals in the area of the plant.  Other raw materials inventory and work-in-process inventory is stated at the lower of cost or market on an average cost method. Ethanol and related product inventory is stated at net realizable value.

In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in cost of sales. Prior to beginning operation, unrealized gains and losses were recorded as a component of other comprehensive income.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

NOTE 3 - INVENTORY

Inventory at June 30 consisted of the following:

June 30, 2003
(Unaudited)
Finished goods	$878,972
Raw materials	1,409,132
Work-in-process	386,151
$2,674,255

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

Short-Term Notes Payable

The Company received advances of $5,000 from various entities to help establish the Company. The notes are due on demand and do not bear interest.

Long-Term Notes Payable

On May 1, 2003, Northern Lights entered into a $1,200,000 promissory note payable to US Bank National Association, Sioux Falls, South Dakota (US Bank). Interest is fixed at 5.70%, with principal and interest payments due on August 1, November 1, February 1, and May 1, with the final payment made at the maturity date of May 1, 2007.

The Company entered into the following promissory notes with US Bank on January 1, 2003:

Variable rate, non-revolving loan for $11.1 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31.  Interest is at prime plus 1% (5.25% at June 30, 2003). The loan has a maturity date of December 31, 2007.

Fixed rate loan for $15 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31.  Interest is fixed at 6.95%.  The loan has a maturity of December 31, 2007.

Variable rate, revolving loan for $5 million, interest only payments required on March 31, June 30, September 30, and December 31.  Interest is at prime plus 1% (5.25% at June 30, 2003).  The loan has a maturity date of December 31, 2007.

The Company is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, and net worth requirements. Annually, beginning May 1, 2003, the financing arrangements with US Bank include terms whereby Northern Lights makes an additional principal payment equal to 15% of Northern Lights’ excess cash flow, not to exceed 20% of the outstanding principal balance.  The excess cash flow payment made on May 1, 2003 was $1,010,000 and was paid on the principal of the fixed rate loan with the original principal balance of $15,000,000.  In addition, no more than 80% of net income of Northern Lights can be distributed to its owners.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30 notes payable consisted of the following:

2003
(Unaudited)
Variable rate, non-revolving loan	$10,523,634
Fixed rate loan	13,448,261
Variable rate, revolving loan	5,000,000
Fixed rate loan	1,200,000
30,171,895
Less current portion	3,779,163
$26,392,732

Minimum principal payments for each of the next five years based on terms of the permanent financing are as follows:

Twelve Months Ending June 30,

2004	$3,779,163
2005	2,823,849
2006	3,022,665
2007	3,235,524
2008	17,310,694
$30,171,895

Minimum principal payments for the year ending June 30, 2004 include approximately $1,140,000 related to the calculation of additional principal due based on excess cash flow as required by the financing arrangements.

Interest capitalized during construction for the six months ended June 30, 2003 and 2002 was $0 and $488,466, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company and Broin Investments I, LLC, are the members of Northern Lights. The Company invested $12,500,000 and Broin Investments I, LLC invested $3,700,000 in Northern Lights Ethanol, LLC for their respective ownership interests of approximately 77% and 23%. In accordance with the operating agreement of Northern Lights, Broin Investments I, LLC, has the right to elect two of seven members of the Board of Managers of Northern Lights.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through June 30, 2003.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $7,500,000 and $3,224,280 has been earned for the USDA program years ended September 30, 2003 and 2002, respectively. Incentive revenue of $3,982,018 and $0 was recorded for the six months ended June 30, 2003 and 2002, respectively, for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. As of June 30, 2003, Northern Lights has earned $1,000,000 for the program year ended June 30, 2003. Incentive revenue of $684,436 was recorded for the six months ended June 30, 2003 for this program.

During the six months ended June 30, 2003, Northern Lights entered into an agreement with Dakota Commodities for the use of rail cars to transport DDGS. The agreement provides for a flat rate per car per shipment and can be terminated with 90 days notice by either party.

NOTE 7 - DISTRIBUTIONS

During April 2003, Northern Lights distributed $1,750,000 of cash to its members. The Company received approximately $1,350,000, and the minority member received approximately $400,000. In conjunction with this cash distribution, the Company declared and paid a distribution to its members of $1,100,000.

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for last year included in our Registration Statement on Form S-4 (SEC File No. 333-97215)   The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

Overview

Northern Growers, LLC is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC.  Northern Lights built and operates a 40 million gallon ethanol plant near Big Stone City, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  Northern Lights began grinding corn on June 26, 2002 and the first ethanol was produced on July 5, 2002.  Prior to that time, Northern Lights was in the development stage.  Northern Growers’ members are primarily local agricultural producers and they supply a significant portion of the plant’s corn requirements.

Northern Growers was originally formed as a South Dakota cooperative and on March 27, 2003, the members of Northern Growers approved a reorganization into a South Dakota limited liability company effective April 1, 2003.  As a result of the reorganization, each member received one Class A capital unit of a newly formed South Dakota limited liability company (the issuer) in exchange for each equity share owned in the cooperative.  Prior to the reorganization, the issuer had no operations.  Accordingly, this section discusses the consolidated financial performance, results of operations and capital resources of Northern Lights and the issuer, as if the Cooperative had been an LLC since inception.  For additional information regarding the reorganization, see Part II, Item 4 below.

Results of Operations

Northern Lights started ethanol production operations on July 5, 2002.  Accordingly, we do not have comparable income, production and sales data for the three and six months ended June 30, 2002.

Net income for Northern Growers for the six months ended June 30, 2003 was $2,833,000, consisting of $4,703,000 of operating income offset primarily by $987,000 of interest expense and $895,000 of income allocated to the minority interest in Northern Lights.  Net income for Northern Growers for the three months ended June 30, 2003 was $397,000, consisting of $1,010,000 of operating income offset primarily by $491,000 of interest expense and $133,000 of income allocated to the minority interest in Northern Lights.

Net sales for the six months ended June 30, 2003 were approximately $31.7 million, consisting of $24.9 million in sales of ethanol (79%) and $6.8 million in sales of DDGS (21%).  Net sales for the three months ended June 30, 2003 were approximately $16.1 million, consisting of $12.5 million in sales of ethanol (78%) and $3.6 million in sales of DDGS (22%).

In addition to sales revenue, during the three months and six months ended June 30, 2003 Northern Lights recorded incentive revenue of approximately $1.2 million and $4.7 million, respectively.  Incentive revenue consists of income received from federal and state governments in connection with Northern Lights’ ethanol production.  For the three-month and six-month periods ended June 30, 2003, Northern Lights recorded approximately $1.1 million and $4.0 million, respectively, of incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program.  For the current program year ending September 30, 2003, Northern Lights will be limited to receiving a total of $7.5 million under this program, and as of June 30, 2003, Northern Lights had earned its entire $7.5 million for the current program year.  Northern Lights recorded incentive income of approximately $130,000 from the State of South Dakota for the three-month period ended June 30, 2003 and $684,000 for the six-month period ended June 30, 2003.  Northern Lights’ maximum allocation per program year under the South Dakota program is $1.0 million, and as of June 30, 2003, Northern Lights had earned its entire $1.0 million for the 2002-2003 program year ended June 30, 2003.

Management anticipates that it may receive less incentive income under the Bioenergy Program in the program year beginning October 1, 2003 because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, Northern Lights will receive lower payments under this program in the future because the increase in its production as compared to prior years will be smaller than for Northern Lights’ first year of production.  In addition, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years.  Accordingly, management is currently unable to predict whether there will be a funding shortfall and what the effect on Northern Lights’ allocation will be.  Furthermore, the Bioenergy Program is currently scheduled to expire September 30, 2007.

Northern Lights’ cost of revenues for the three-month period and six-month period ended June 30, 2003 was approximately $15.5 million and $29.9 million, respectively.  Northern Growers’ members are required to deliver corn to Northern Lights on a trimester basis, and Northern Lights pays members for their corn based on an average of market prices at predetermined elevators.  Northern Growers’ members supply approximately 40% of Northern Lights’ corn supply.  For its corn needs in addition to that supplied by the members, Northern Lights purchases corn from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management.  Northern Lights has engaged Broin Management, LLC for the hedge and price risk management related to the corn that the plant purchases on the open market.

Northern Lights incurred general and administrative expense of approximately $769,000 and recorded interest expense of $491,000 on its long-term debt for the three months ended June 30, 2003.  Northern Lights incurred general and administrative expense of approximately $1.8 million and recorded interest expense of $987,000 on its long-term debt for the six months ended June 30, 2003.  Interest incurred on Northern Lights’ construction loan prior to the start of operations was capitalized and is included in property, plant and equipment.

Start-up costs consist of amounts incurred during the development stage related to the operation and management of the ethanol plant which do not qualify as a capitalized cost, including salaries, employee benefits, office expenses, audit costs, legal fees, regulatory compliance expenses, and costs for staff training.  Northern Lights and Northern Growers incurred start-up costs of $542,000 for the three months ended June 30, 2002 and $657,000 for the six months ended June 30, 2002.

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

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash flow used for operating activities was approximately $114,000 for the six-month period ended June 30, 2003.  For the six-month period ended June 30, 2003, the cash flow from operations, consisted of net income of $2.8 million and net non-cash expenses of $2.2 million which were offset by increased working capital of $5.1 million.  The change in working capital was primarily a result of a $4.7 million increase in the accounts receivable balance, a $1.2 million decrease in the accounts payable balance, and a $450,000 decrease in investments in grain contracts offset by a $560,000 decrease in the inventory balance.

Cash Flow From Investing Activities.  The net cash used for investing activities was approximately $1.0 million for the six-month period ended June 30, 2003.  Among other small equipment purchases, Northern Lights spent $511,000 for installation of a second regenerative thermal oxidizer, a pollution control device designed to reduce emissions.  Northern Lights also made a payment on the construction contract for the plant of approximately $439,000.

Cash Flow From Financing Activities.  Net cash used for financing activities was approximately $3.4 million for the six-month period ended June 30, 2003.  In April 2003, Northern Lights received the full advance on a $500,000 variable rate line of credit with U.S. Bank National Association, with a maturity of May 1, 2003.  On May 1, 2003, Northern Lights converted its $500,000 variable rate line of credit and its $1,000,000 variable rate promissory note with U.S. Bank to a $1,200,000 promissory note, repaying $300,000 in principal at the time of conversion of the debt.  In addition, Northern Lights repaid approximately $2.1 million of principal on its long-term debt.  Total repayment of principal on Northern Lights’ debt was $2.4 million.

On March 31, 2003, Northern Lights’ Board approved a cash distribution of $1,750,000 to its members. Of this amount, Northern Growers received $1,350,309 and $399,691 was paid to Broin Investment I, LLC, the minority owner of Northern Lights. Northern Growers distributed to its members $1,100,000 or approximately $0.17 per unit on May 14, 2003, and the balance of $250,309 was retained by Northern Growers to fund administrative costs associated with the conversion to an LLC and regular operations.  Total distributions of $1,499,711 for the six-month period ending June 30, 2003, consisted of the $399,691 distribution to Broin and the $1,100,020 distribution to the Northern Growers members.

The following table provides information regarding the consolidated contractual obligations of Northern Growers as of June 30, 2003:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt	$30,171,895	$3,779,163	$5,846,514	$20,546,218	$0

Land Lease	390,715	2,400	4,860	5,040	378,415

Management Agreements	536,896	373,208	163,688	0	0

Unconditional Purchase Obligations	1,935,630	217,080	434,160	434,160	850,230

Total Contractual Cash Obligations	$33,035,136	$4,371,851	$6,449,222	$20,985,418	$1,228,645

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

The $15 million fixed-rate note bears 6.95% interest annually and requires equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There is a prepayment penalty if Northern Lights prepays the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights is required to prepay U.S. Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the Excess Cash Flow but not more than 20% of the outstanding principal balance of the loan.  The Loan Agreement defines Excess Cash Flow as the net income of Northern Lights before deductions for income taxes, interest expense, depreciation and amortization less expenditures for fixed and capital assets not financed by debt, required principal payments including capitalized lease obligations, and interest expense.  On May 2, 2003 a principal payment of $1,010,000 was made to comply with the terms of the excess cash flow loan covenant, with payment being applied to the $15 million fixed-rate note.  Total principal payments of $1,551,739 were made on the fixed rate note during the six months ended June 30, 2003.

The $11.1 million variable-rate, non-revolving note bears interest at 1.00% over U.S. Bank’s prime rate.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note is due on December 31, 2007.  As of June 30, 2003, Northern Lights’ variable rate was 5.25%.  Principal payments of $576,366 were made on the variable rate note during the six months ended June 30, 2003.

The $5 million variable-rate, revolving note bears interest at 1.00% over U.S. Bank’s prime rate, requires quarterly interest only payments, and is due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal amount on the note and $5 million.  Northern Lights pays an unused commitment fee of 0.5% per annum that is assessed quarterly on any funds not borrowed under the note.  As of June 30, 2003, the outstanding principal amount on the note was $5 million, and the variable rate was 5.25%.

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

Northern Lights incurred approximately $987,000 in interest expense for the six months ended June 30, 2003.  For the six months ended June 30, 2002, Northern Lights capitalized $488,000 of interest on its construction loan.

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

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on Northern Growers’ financial statements.

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

Long-lived assets, including property, plant and equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate future cash flows and may differ from actual.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Northern Growers’ chief executive officer and chief financial officer, after evaluating the effectiveness of Northern Growers’ “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, has concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

As of April 1, 2003, the Northern Lights accounting staff was assigned the day-to-day accounting functions of Northern Growers by the Northern Growers Board of Managers.  Previously, the accounting functions were handled by the one staff person employed by Northern Growers.  There were no significant changes in Northern Lights’ internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

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

•                  The ethanol industry and Northern Lights’ business is sensitive to corn prices.  When corn prices increase, Northern Lights’ operating results may suffer.

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

Pursuant to the reorganization all the assets and liabilities of the Cooperative were transferred to the issuer in exchange for capital units of the issuer.  The Cooperative was then dissolved and the issuer’s capital units were distributed to the members of the Cooperative upon liquidation of the Cooperative at a rate of one LLC capital unit for each share of equity stock in the Cooperative.  In connection with the reorganization, the issuer changed its name from Whetstone Ethanol, LLC to Northern Growers, LLC.

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

On July 7, 2003, the International Brotherhood of Electrical Workers filed a petition with the National Labor Relations Board to represent all of Northern Lights’ hourly employees, except certain members of the administrative staff.  While a petition does not necessarily indicate that a majority of employees wanted a representation election, it does mean there will be an election.  The election dates will be August 14 and 15, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index following the signature page to this report.

(b)           Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: August 14, 2003
	By	/s/ James Peterson
James Peterson
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-QSB

OF

NORTHERN GROWERS, LLC

Exhibit Number

Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Operating Agreement, as adopted on April 1, 2003(3)
3.1(iii)	Articles of Amendment to Articles of Organization(3)
4.1	Form of Class A Unit Certificate(4)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1) Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).

(2) Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).

(3) Incorporated by referenced from the same numbered exhibit to the issuer’s Form 10-QSB filed on May 15, 2003.

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No.
333-97215).