Form 10QSB
period 2003-09-30
NORTHERN GROWERS LLC
filed 2003-11-14
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On November 1, 2003, the issuer had 6,328,450 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item I. Financial Statements

NORTHERN GROWERS, LLC

UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2003

ASSETS

CURRENT ASSETS
Cash	$203,562
Accounts receivable
Related party	3,019,015
Trade	936,263
Incentive	166,667
Inventory	1,669,362
Prepaid expenses	539,830
Margin deposit	281,576
Total current assets	6,816,275

PROPERTY AND EQUIPMENT
Land improvements	3,137,753
Equipment	33,529,525
Buildings	8,121,145
44,788,423
Less accumulated depreciation	(3,000,270)
Net property and equipment	41,788,153

OTHER ASSETS
Financing costs	231,373

$48,835,801

(continued on next page)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,186,765
Accounts payable - corn	862,194
Accounts payable - related party	89,616
Other accrued liabilities	429,739
Accrued interest	10,764
Current portion of notes payable	3,131,847
Short-term notes payable	5,000
Total current liabilities	5,715,926

NOTES PAYABLE	22,214,327

MINORITY INTEREST	4,782,404

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,450 units issued and outstanding	12,656,900
Additional paid-in capital	65,000
Retained earnings	3,401,244
Total members’ equity	16,123,144

$48,835,801

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2003	Nine months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2002

REVENUES
Sales	$15,859,726	$47,558,743	$10,304,509	$10,304,509
Incentive	250,334	4,916,787	3,404,222	3,404,222
Total revenues	16,110,060	52,475,530	13,708,731	13,708,731

COST OF REVENUES	14,022,542	43,924,101	9,965,595	9,965,595

GROSS PROFIT	2,087,518	8,551,429	3,743,136	3,743,136

EXPENSES
Startup expenses	—	—	—	657,132
General and administrative	962,262	2,722,377	753,014	753,014
Total operating expenses	962,262	2,722,377	753,014	1,410,146

INCOME FROM OPERATIONS	1,125,256	5,829,052	2,990,122	2,332,990

OTHER INCOME (EXPENSE)
Interest and other income	8,970	8,970	2,438	2,438
Interest expense	(458,278)	(1,445,763)	(482,245)	(482,245)
Other	—	12,568	(46)	—
Total other	(449,308)	(1,424,225)	(479,853)	(479,807)

INCOME BEFORE MINORITY INTEREST	675,948	4,404,827	2,510,269	1,853,183

MINORITY INTEREST IN SUBSIDIARY INCOME	(186,367)	(1,081,535)	(584,405)	(461,477)

NET INCOME	$489,581	$3,323,292	$1,925,864	$1,391,706

OTHER COMPREHENSIVE INCOME (LOSS)
Net income	$489,581	$3,323,292	$1,925,864	$1,391,706
Hedge contract adjustment	—	—	(19,686)

COMPREHENSIVE INCOME	$489,581	$3,323,292	$1,906,178	$1,391,706

BASIC AND DILUTED EARNINGS PER UNIT	$0.08	$0.53	$0.30	$0.22

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,450	6,328,450	6,328,450	6,328,450

DISTRIBUTIONS PER UNIT DECLARED	$0.29	$0.58	$—	$—

DISTRIBUTIONS PER UNIT PAID	$0.40	$0.58	$—	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$3,323,292	$1,391,706
Changes to net income not affecting cash
Depreciation	1,826,468	610,734
Amortization of loan fees	76,418	25,063
Minority interest in subsidiary’s earnings	1,081,535	461,477
(Increase) decrease in current assets
Inventory	2,062,560	(2,381,246)
Accounts receivable	2,830,553	(5,678,321)
Prepaid expenses	(196,914)	(88,936)
Margin deposit	(174,481)	(71,647)
Increase (decrease) in current liabilities
Accounts payable	(2,539,629)	1,886,714
Accrued liabilities	(18,822)	382,694

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	8,270,980	(3,461,762)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,037,155)	(22,393,790)

NET CASH USED FOR INVESTING ACTIVITIES	(1,037,155)	(22,393,790)

FINANCING ACTIVITIES
Long-term notes payable issued	1,500,000	25,518,061
Change in short-term notes payable	(1,000,000)	1,000,000
Principal paid on long-term notes payable	(7,253,825)	—
Distributions	(4,849,686)	—
Financing costs paid	(4,209)	(71,066)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(11,607,720)	26,446,995

NET INCREASE (DECREASE) IN CASH	(4,373,895)	591,443

CASH AT BEGINNING OF PERIOD	4,577,457	152,833

CASH AT END OF PERIOD	$203,562	$744,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest, net of capitalized interest	$1,524,605	$320,462

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Financing costs reclassified to capitalized interest	$—	$5,000

Accounts payable incurred for construction costs	$—	$755,128

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC, or the Company, (formerly Northern Growers Cooperative or the Cooperative) is a South Dakota limited liability company located in Milbank, South Dakota. The Company was organized by investors as a cooperative to provide a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant owned by Northern Lights Ethanol, LLC (Northern Lights). Northern Lights was formed on February 14, 2001. On June 26, 2002, the plant began grinding corn, and on July 5, 2002, the ethanol plant commenced its principal operations. Prior to July 5, 2002, the Company was in the development stage.

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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

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

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 77.16% owned subsidiary, Northern Lights. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3 - INVENTORY

Inventory at September 30 consisted of the following:

September 30, 2003 (Unaudited)
Finished goods	$860,432
Raw materials	462,449
Work-in-process	346,481
$1,669,362

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 -   NOTES PAYABLE

Short-Term Notes Payable

The Company received advances of $5,000 from various entities to help establish the Company. The notes are due on demand and do not bear interest.

Long-Term Notes Payable

On May 1, 2003, Northern Lights entered into a $1,200,000 promissory note payable to US Bank National Association, Sioux Falls, South Dakota (US Bank). Interest is fixed at 5.70%, with principal and interest payments due on August 1, November 1, February 1 and May 1, with the final payment made at the maturity date of May 1, 2007.

The Company entered into the following promissory notes with US Bank on January 1, 2003:

Variable rate, non-revolving loan for $11.1 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31.  Interest is at prime plus 1% (5% at September 30, 2003). The loan has a maturity date of December 31, 2007.

Fixed rate loan for $15 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31.  Interest is fixed at 6.95%.  The loan has a maturity of December 31, 2007.

Variable rate, revolving loan for $5 million, interest only payments required on March 31, June 30, September 30 and December 31.  Interest is at prime plus 1% (5% at September 30, 2003).  The loan has a maturity date of December 31, 2007.

The Company is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Annually, beginning May 1, 2003, the financing arrangements with US Bank include terms whereby Northern Lights makes an additional principal payment equal to 15% of Northern Lights’ excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance.  The excess cash flow payment made on May 1, 2003, was $1,010,000 and was paid on the principal of the fixed rate loan with the original principal balance of $15,000,000.  In conjunction with the Company’s dividend distribution on September 22, 2003, an additional excess cash flow payment of $685,000 was made on the same fixed rate loan.  In addition, no more than 80% of net income of Northern Lights can be distributed to its owners.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30 notes payable consisted of the following:

2003 (Unaudited)
Variable rate, non-revolving loan	$10,235,451
Fixed rate loan	12,477,650
Variable rate, revolving loan	1,500,000
Fixed rate loan	1,133,074
25,346,175
Less current portion	3,131,848
$22,214,327

Minimum principal payments for each of the next five years are as follows:

Twelve Months Ending September 30,

2004	$3,131,848
2005	2,924,485
2006	3,130,449
2007	3,267,032
2008	12,892,361
$25,346,175

Minimum principal payments for the year ending September 30, 2004, include approximately $400,000 related to the calculation of additional principal due based on excess cash flow as required by the financing arrangements.

Interest capitalized during construction for the nine months ended September 30, 2003 and 2002 was $0 and $488,466, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company and Broin Investments I, LLC, are the members of Northern Lights. The Company invested $12,500,000, and Broin Investments I, LLC, invested $3,700,000 in Northern Lights Ethanol, LLC, for their respective ownership interests of approximately 77% and 23%. In accordance with the operating agreement of Northern Lights, Broin Investments I, LLC, has the right to elect two of seven members of the Board of Managers of Northern Lights.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through September 30, 2003.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $7,500,000 and $3,224,280 has been earned for the USDA program years ended September 30, 2003 and 2002, respectively. Incentive revenue of $3,982,018 and $3,224,280 was recorded for the nine months ended September 30, 2003 and 2002, respectively, for this program.

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

During the nine months ended September 30, 2003, Northern Lights entered into an agreement with Dakota Commodities for the use of rail cars to transport DDGS. The agreement provides for a flat rate per car, per shipment and can be terminated with 90 days notice by either party.

NOTE 7 - DISTRIBUTIONS

During April 2003, Northern Lights distributed $1,750,000 of cash to its members. The Company received approximately $1,350,000, and the minority member received approximately $400,000. In conjunction with this cash distribution, the Company declared a distribution of $1,831,020 and paid a distribution to its members of $1,100,000.

During September 2003, Northern Lights distributed $3,500,000 of cash to its members. The Company received approximately $2,700,000, and the minority member received approximately $800,000. In conjunction with this cash distribution, the Company declared a distribution of $1,819,575 and paid a distribution to its members of approximately $2,550,000.

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

Northern Growers was originally formed as a South Dakota cooperative and on March 27, 2003, the members of Northern Growers approved a reorganization into a South Dakota limited liability company effective April 1, 2003.  As a result of the reorganization, each member received one Class A capital unit of a newly formed South Dakota limited liability company (the issuer) in exchange for each equity share owned in the cooperative.  Prior to the reorganization, the issuer had no operations.  Accordingly, this section discusses the consolidated financial performance, results of operations and capital resources of Northern Lights and the issuer, as if the cooperative had been a limited liability company since inception.

Results of Operations

Northern Lights started ethanol production operations on July 5, 2002 following construction of the ethanol plant.  Accordingly, we have relatively comparable income, production and sales data for the three months ended September 30, 2002, but we do not have such data for the nine months ended September 30, 2002.

Net income for Northern Growers for the three months ended September 30, 2003 was $489,581, consisting of $1,125,256 of operating income offset primarily by $458,278 of interest expense and $186,367 of income allocated to the minority interest in Northern Lights. Net income for the three months ended September 30, 2002 was $1,925,864. The decrease in net income between the third quarter of 2003 and 2002 was primarily the result of a decrease in incentive revenue under the federal Bioenergy Program. Compared to the $3.2 million earned for the three months ended September 30, 2002, no Bioenergy incentive revenue was earned during the three months ended September 30, 2003 primarily because Northern Lights earned the maximum allocable share under the program during the three months ended June 30, 2003. Net income for the nine months ended September 30, 2003 was $3,323,292, consisting of $5,829,052 of operating income offset primarily by $1,445,763 of interest expense and $1,081,535 of income allocated to the minority interest in Northern Lights.

Net sales for the three months ended September 30, 2003 were approximately $15.8 million, consisting of $12.6 million in sales of ethanol (80%) and $3.2 million in sales of DDGS (20%), compared to net sales for the three months ended September 30, 2002 of $10.3 million, consisting of $8.3 million in sales of ethanol (81%) and $2.0 million in sales of DDGS (19%).  The increase in sales between the third quarter of 2003 and 2002 was primarily the result of a 25% increase in the price of ethanol and a 23% increase in the quantity of ethanol sold. Net sales for the nine months ended September 30, 2003 were approximately $47.5 million, consisting of $37.4 million in sales of ethanol (79%) and $10.1 million in sales of DDGS (21%).

In addition to sales revenue, Northern Lights recorded incentive revenue of approximately $250,000 for the three months ended September 30, 2003, compared to the $3.4 million for the three months ended September 30, 2002. Northern Lights also recorded incentive revenue of $4.9 million for the nine months ended September 30, 2003.  Incentive revenue consists of income received from federal and state governments in connection with Northern Lights’ ethanol production.  Northern Lights recorded incentive income of approximately $250,000 from the State of South Dakota for the three months ended September 30, 2003 and $934,000 for the nine months ended September 30, 2003.  Northern Lights’ maximum allocation per program year (July 1-June 30) under the South Dakota program is $1.0 million.

Under the United States Department of Agriculture’s Commodity Credit Corporation’s Bioenergy Program, Northern Lights recorded an incentive payment of $0 for the three months ended September 30, 2003, compared to $3,224,280 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, however, Northern Lights recorded $3,982,017 in incentive payments under this program. In the 2003 program year (October 1, 2002 through September 30, 2003), Northern Lights earned and received the maximum payment allowable of $7.5 million. In addition, while Northern Lights received the maximum payment under the program during the 2003 program year, the applications for payment by the participants in the program exceeded the available funding limit for the first three quarters of the program year.  Accordingly, the United States Department of Agriculture adjusted the payments to participants during the three months ended September 30, 2003 to stay within the funding limit, resulting in a reduction of payment received for many of the program’s participants as compared to that which they qualified for at the time of the application for payment.

Management anticipates that it will receive less incentive income under the Bioenergy Program in the 2004 program year beginning October 1, 2003 because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, Northern Lights will receive lower payments under this program in the future because the increase in its production as compared to prior years will be smaller than for Northern Lights’ first year of production.  In addition, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years, as most recently experienced with the Bioenergy Program.  Accordingly, management is currently unable to predict whether the funding shortfall will continue with the Bioenergy Program, whether there will be a funding shortfall with both incentive programs in the future and what the effect will be on Northern Lights’ allocation.  Furthermore, the Bioenergy Program is currently scheduled to expire September 30, 2007.

Northern Lights’ cost of revenues, which includes production expenses, for the three months ended September 30, 2003 was $14.0 million (88% of sales), compared to $9.9 million (97% of sales) for the third quarter in 2002. Northern Lights’ cost of revenues for the nine months ended September 30, 2003 was $43.9 million. The decrease in cost of revenues (as a percentage of sales) between the third quarter of 2003 and 2002 was primarily the result of an improvement in production efficiency and rate of production at the plant. Contrary to the third quarter 2003, Northern Lights experienced a reasonable and expected amount of production and plant shutdown in the third and start-up quarter of 2002.

Northern Growers incurred general and administrative expense of approximately $962,000 and recorded interest expense of $458,000 on its long-term debt for the three months ended September 30, 2003, compared to general and administrative expense of $753,000 and interest expense of $482,000 for the third quarter of 2002. The $209,000 increase in general and administrative expense was largely due to an expected increase in Northern Lights’ equipment maintenance and repairs following the start-up of operations. General and administrative expense was approximately $2.7 million and interest expense was $1.4 million on long-term debt for the nine months ended September 30, 2003.  Interest incurred on Northern Lights’ construction loan prior to the start of operations was capitalized and is included in property, plant and equipment.

On July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the U.S. Environmental Protection Agency’s decision of June 2001 which denied the state of California’s request for waiver from the oxygenated fuel requirement of the 1990 Clean Air Act Amendments. The court, in its decision, remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated requirements. The oxygenated requirement resulted from the 1990 Clean Air Act Amendments when Congress required the use of a reformulated gasoline in certain high smog-ozone areas in the United States. Congress required that the reformulated gasoline contain at least 2% oxygen by weight, the two primary choices of oxygenates being ethanol and methyl tertiary butyl ether (“MTBE”). In April 1999, California requested that the EPA waive the oxygen requirement for California, asserting that it could comply with air emission requirements of the Clean Air Act without a mandatory oxygen content through the use of a non-ethanol based reformulated gasoline called CaRFG3. In June 2001, however, the EPA denied California’s request for waiver from the oxygenated requirement. In addition, after determining that MTBE was a public health threat, California decided to ban MTBE entirely by January 1, 2004, consequently resulting in ethanol being the primary means to meet the two percent oxygenated fuel requirement. In anticipation of the MTBE ban in California and as a result of the EPA’s denial of California’s waiver request, many refineries in California have been incorporating ethanol into the refinery process to comply with the oxygenated fuel requirement. If the EPA reverses its June 2001 decision, it is uncertain whether refineries would switch to or commence using CaRFG3 in California or continue to incorporate and use ethanol.  If the EPA reverses its decision and a significantly large number of refineries did indeed switch to or commence using CaRFG3 in California, it would likely harm Northern Lights’ and the ethanol industry’s efforts to expand the sales of ethanol.

Northern Lights expects to continue operating its plant at, or above, name-plate capacity for the next twelve months.  Northern Lights expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, minor capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash flow provided by operating activities was approximately $8.2 million for the nine months ended September 30, 2003.  The cash flow from operations consisted of net income of $3.3 million, net non-cash expenses of $3.0 million and a $1.9 million net change in assets and liability balances. The $1.9 million change in asset and liability balances is primarily due to a reduction in ethanol and corn inventories, a reduction in accounts receivable resulting from the collection of a Bioenergy Program payment in August 2003, and a reduction in accounts payable resulting from a reduction in the amount owed to producers who have delivered corn to the plant.

Cash Flow From Investing Activities.  The net cash used for investing activities was approximately $1,037,000 for the nine months ended September 30, 2003.  Among other small equipment purchases, Northern Lights spent $580,000 for the installation of a second regenerative thermal oxidizer, a pollution control device designed to reduce emissions.  Northern Lights also made a payment on the construction contract for the plant of approximately $439,000.

Cash Flow From Financing Activities.  Net cash used for financing activities was approximately $11.6 million for the nine months ended September 30, 2003. Total repayment of principal on Northern Lights’ debt for the nine months ended September 30, 2003 was $7.2 million, including a $3.5 million repayment on its $5 million variable rate, revolving note.

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

On March 31, 2003, Northern Lights’ board of managers approved a cash distribution of $1,750,000 to its members. Of this amount, Northern Growers received $1,350,309 and $399,691 was paid to Broin Investment I, LLC, the minority owner of Northern Lights. Northern Growers distributed to its members $1,100,000 or approximately $0.173 per unit on May 14, 2003, and the balance of $250,309 was retained by Northern Growers to fund administrative costs associated with the conversion to an LLC and regular operations.  On September 9, 2003, Northern Lights’ board of managers approved another cash distribution of $3.5 million to its members. Of this amount, Northern Growers received $2,700,600 and $799,400 was paid to the minority owner.   On September 30, 2003, Northern Growers distributed to its members $2,550,575, or approximately $0.403 per unit.  The balance of $150,025 was retained by Northern Growers to fund continuing administrative costs.

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

The $15 million fixed-rate note bears 6.95% interest annually and requires equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There is a prepayment penalty if Northern Lights prepays the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights is required to prepay U.S. Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the excess cash flow but not more than 20% of the outstanding principal balance of the loan.  The Loan Agreement defines excess cash flow as the net income of Northern Lights before deductions for depreciation and amortization less expenditures for fixed and capital assets not financed by debt, required principal payments including capitalized lease obligations, and interest expense.  On May 2, 2003 a principal payment of $1,010,000 was made to comply with the terms of the excess cash flow loan covenant, with the payment being applied to the $15 million fixed-rate note.  On September 22, 2003, an additional excess cash flow payment of $685,000 was paid and applied to this fixed-rate note, to mirror the timing of the second dividend payment this year.  A total of $2,522,350 in principal payments were made on the fixed rate note during the nine months ended September 30, 2003.

The $11.1 million variable-rate, non-revolving note bears interest at 1.00% over U.S. Bank’s prime rate.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note is due on December 31, 2007.  As of September 30, 2003, Northern Lights’ variable rate was 5.0%.  Principal payments of $864,549 were made on the variable rate note during the nine months ended September 30, 2003.

The $5 million variable-rate, revolving note bears interest at 1.00% over U.S. Bank’s prime rate, requires quarterly interest only payments, and is due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal amount on the note and $5 million.  Northern Lights pays an unused commitment fee of 0.5% per annum that is assessed quarterly on any funds not borrowed under the note.  As of September 30, 2003, the outstanding principal amount on the note was $1.5 million, and the variable rate was 5.0%.

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

Northern Lights incurred approximately $1.4 million in interest expense for the nine months ended September 30, 2003.  For the nine months ended September 30, 2002, Northern Lights capitalized $488,466 of interest on its construction loan in the first and second quarter, and incurred $482,245 in interest expense in the third quarter.

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

On May 1, 2003, Northern Lights paid U.S. Bank interest on the two promissory notes of $50,427 and repaid principal of $300,000.  The remaining principal balance on the two notes was refinanced as a new $1.2 million note.  Northern Lights pays interest on the outstanding balance of the promissory note at a fixed rate of 5.70%.  Northern Lights will make quarterly principal and interest payments on the note of $84,406 with the final payment due on May 1, 2007.  As of September 30, 2003, Northern Lights made $366,926 in principal payments. The new promissory note is secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Commodity Credit Corporation Bioenergy Program.

The following table provides information regarding the consolidated contractual obligations of Northern Growers as of September 30, 2003:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt	$25,346,175	$3,131,848	$6,054,934	$16,159,393	$0

Land Lease	390,115	2,400	4,890	5,040	377,785

Management Agreements	607,542	359,667	247,875	0	0

Unconditional Purchase Obligations	1,881,360	217,080	434,160	434,160	795,960

Total Contractual Cash Obligations	$28,225,192	$3,710,995	$6,741,859	$16,598,593	$1,173,745

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

Accounting for Derivative Instruments and Hedging Activities

Northern Lights minimizes the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts.  Northern Lights accounts changes in market value on exchange-traded futures and option contracts at exchange values. Northern Lights also accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in its area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of revenues.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Northern Growers’ and Northern Lights’ actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While Northern Growers believes that these statements are accurate, its business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management anticipates that Northern Lights will sell all of the products it produces, its operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

•                  The ethanol industry and Northern Lights’ business is sensitive to natural gas prices. When natural gas prices increase, Northern Lights’ operating results may suffer.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

On July 7, 2003, the International Brotherhood of Electrical Workers filed a petition with the National Labor Relations Board to represent all of Northern Lights’ hourly employees, except certain members of the administrative staff.  A representation election was held on August 14, 2003 at which time the employees voted not to be represented by the International Brotherhood of Electrical Workers.

On September 11, 2003, the Northern Growers’ board of managers implemented an opt-out corn delivery program for its members.  If a member of Northern Growers 1) does not produce any corn, 2) uses corn to feed livestock, or 3) resides more than 40 miles from the plant, the member can choose to opt-out of their corn delivery requirement.  The member, however, must pay a fee of $.02 per bushel annually if the member exercises this option.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.  See Exhibit Index following the signature page to this report.

(b)                                 Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: November 13, 2003
	By	/s/ Robert Narem
Robert Narem
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