Form 10KSB
period 2003-12-31
NORTHERN GROWERS LLC
filed 2004-03-30
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB

Annual Report Pursuant to Section 13 or

15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 333-97215

Northern Growers, LLC

(Name of Small Business Issuer in its Charter)

South Dakota	77-0589881
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 East 22nd Avenue

Milbank, South Dakota 57242

(Address of Principal Executive Offices) (Zip Code)

(605) 432-5675

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes     ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10–KSB.   ☒

State issuer’s revenues for its most recent fiscal year.   $70,857,262

The aggregate market value of the registrant’s Class A capital units held by non-affiliates of the registrant was $11,925,000, based on the aggregate price paid for the equity shares of the cooperative prior to the reorganization from a cooperative to Northern Growers, LLC.

As of the date of this filing, there were 6,328,500 Class A capital units of the registrant outstanding.

Transitional Small Business Disclosure Format:     ☐ Yes     ☒ No

PART I

Item 1.    Description of Business.

OVERVIEW

Northern Growers, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC (also referred to as “Northern Lights”).  Broin Investments I, LLC, owns the remaining minority interest.  Northern Lights built and operates a 40 million gallon ethanol plant near Big Stone City, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  Northern Lights began grinding corn on June 26, 2002 and the first ethanol was produced on July 5, 2002.  Northern Growers’ members are primarily local agricultural producers and they supply a significant portion of the plant’s corn requirements.

Northern Growers was originally formed as a South Dakota cooperative, but on March 27, 2003 the members of Northern Growers approved a reorganization to a South Dakota limited liability company made effective on April 1, 2003.  As a result of the reorganization, each member received one Class A capital unit of a newly formed South Dakota limited liability company in exchange for each equity share owned in the cooperative.  Accordingly, this report discusses the consolidated financial performance, results of operations, and capital resources of Northern Lights, Northern Growers, and the cooperative as if the cooperative had been a limited liability company since its inception.

THE ETHANOL PLANT AND PRODUCTION PROCESS

An ethanol plant is essentially a fermentation plant.  The ground corn, which contains starch, is mixed with water to form a mash.  The mash is heated and enzymes added to convert the starch into fermentable sugars.  Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide.  The carbon dioxide may either be captured and sold, if nearby markets exist, or released into the atmosphere.  Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure.  The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater.  This product is then mixed with a certified denaturant to make the product impotable and commercially saleable.

The solids removed during the distillation process are centrifuged and then conveyed to the DDGS’ dryer system.  A syrup is added to the mixture as it enters the dryer, where moisture is removed.  This process produces DDGS.  DDGS is produced from the protein, fiber, vitamins, and minerals that are not used in producing ethanol.  Ethanol production from corn uses only the starch contained in the corn.

Northern Lights’ plant was designed and built by Broin and Associates, Inc. of Sioux Falls, South Dakota.  Under a license agreement, Broin licenses to Northern Lights, for a fee, the technology for the operation of the ethanol plant for as long as the plant exists.  Broin’s technology consists of all of Broin’s proprietary rights, including patents, copyrights, trade secrets, formulas, research data, processes, know-how, and specifications related to Broin’s design and construction of the ethanol plant. If either Northern Lights or Broin breaches the terms of the agreement, the non-breaching party may exercise any remedies available to it, including specific performance and requesting injunctive relief.

THE ETHANOL INDUSTRY

Although ethanol can be produced from a number of different types of grains, approximately 90% of ethanol in the United States today is produced from corn.  Current annual domestic ethanol production capacity is approximately 3.1 billion gallons.

Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate, which is to say it increases the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.  Oxygenated gasoline is commonly referred to as reformulated gasoline or “RFG.”  Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions.

Because of federal and state policies promoting cleaner air, and state and federal tax programs and production incentives, the ethanol industry has grown substantially in recent years.  Currently, U.S. ethanol plants have the capacity to produce approximately 3.1 billion gallons of ethanol annually, compared to only 175 million gallons in 1980.  There are more than 74 ethanol production facilities located in the United States, with the great majority of them located in the

Midwestern corn-producing states of Illinois, Wisconsin, Minnesota, Iowa, North Dakota, South Dakota, Nebraska, and Kansas.  Including Northern Lights, South Dakota currently has 10 plants producing approximately 377 million gallons of ethanol annually and one additional plant under construction that will have the capacity to produce an additional 45 million gallons per year.

ETHANOL MARKETING

The target market area for the ethanol produced at Northern Lights includes local, regional and national markets.  Shipping is done by truck and rail. The plant site is served by multiple South Dakota state highways and Interstate Highway 29, which provide transportation links in all directions.

The plant has rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate transporting the ethanol to national target markets.  A majority of the ethanol produced at Northern Lights is marketed by rail.  The national target rail markets for the facility include the Midwest, Pacific Northwest, South, Southwest, East coast, and California.

Northern Lights contracts with Ethanol Products, LLC, a Broin affiliate, to market the ethanol produced at the plant.  Northern Lights’ marketing agreement with Ethanol Products is in effect until 2007 and is renewed automatically for five-year terms, unless either party gives ninety (90) days written notice of termination prior to the end of the current term.  Under the contract, Ethanol Products charges Northern Lights marketing administrative fees based on the number of gallons of ethanol sold.  Ethanol Products is responsible for invoicing all shipments, receiving payments from customers, and paying freight when necessary.  All accounts receivable losses arising from the marketing of ethanol are Northern Lights’ sole responsibility.

Ethanol Products currently markets ethanol for producers located in Minnesota, South Dakota, North Dakota, Iowa, Michigan and Missouri.  Although Northern Growers relies entirely on Ethanol Products to market the ethanol it produces, Ethanol Products is not dependent on one or a limited number of major customers.

The sale and marketing of ethanol could be adversely affected by decisions pending before the U.S. Environmental Protection Agency (EPA).  On July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the EPA’s decision of June 2001 which denied the state of California’s request for waiver from the oxygenated fuel requirement of the 1990 Clean Air Act Amendments.  The court subsequently remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated requirement.  The oxygenated requirement resulted from the 1990 Clean Air Act Amendments when Congress required the use of a reformulated gasoline in certain high smog-ozone areas in the United States.  Congress required that the reformulated gasoline contain at least 2% oxygen by weight, the two primary choices of oxygenates being ethanol and methyl tertiary butyl ether (“MTBE”).  In April 1999, California requested that the EPA waive the oxygen requirement for California, asserting that it could comply with air emission requirements of the Clean Air Act without a mandatory oxygen content through the use of a non-ethanol based, reformulated gasoline called CaRFG3.  In June 2001, however, the EPA denied California’s request for waiver from the oxygenated requirement.  In addition, after determining that MTBE was a public health threat, California decided to ban MTBE entirely by January 1,

2004.  This resulted in ethanol being the primary means to meet the two percent oxygenated fuel requirement.

In anticipation of the MTBE ban in California and as a result of the EPA’s denial of California’s waiver request, many refineries in California have incorporated ethanol into the blending process to comply with the oxygenated fuel requirement.  If the EPA reverses its June 2001 decision, it is uncertain whether refineries would switch to or commence using CaRFG3 or other reformulated gasoline in California.  If the EPA reverses its decision and a significantly large number of refineries switched to CARFG3 or other reformulated gasoline, and with California being one of the largest consumers of ethanol, it could harm our and the ethanol industry’s efforts to market and sell ethanol.

In late January 2004, the EPA announced a proposal to grant the State of New Hampshire a waiver from the oxygenate fuel requirement.  The waiver would allow New Hampshire to use a reformulated gasoline without adding an oxygenate such as ethanol.  If New Hampshire is officially granted a waiver by the EPA, and more states subsequently request and are granted waivers, this could materially and adversely affect our and the ethanol industry’s efforts to market and sell ethanol in the future.

THE DDGS INDUSTRY

Distiller’s dried grains with solubles, or DDGS, is a co-product of the ethanol production process.  DDGS is a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries.  DDGS is a popular animal feed supplement, with approximately 6.4 million tons produced in North America annually.  Most DDGS is sold for use in animal feeds within the United States and Canada, and a small percentage is exported primarily to Europe.  The vast majority of DDGS is fed to ruminant animals in the dairy and beef sector.  However, new technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for DDGS in the swine and poultry industries as well.

When operated at its annual name-plate capacity of 40 million gallons, the Northern Lights plant has the ability to dry all distiller’s grains produced at the plant.  The plant yields approximately 17 pounds of DDGS per bushel of corn.

DDGS MARKETING

Northern Lights contracts with Dakota Gold Marketing (formerly known as Dakota Commodities), a division of Broin Enterprises, Inc., to market all of the DDGS produced at the plant.  The DDGS marketing contract is in effect until 2007 and automatically renews for additional five-year terms, unless discontinued by either party upon at least three months prior written notice.  Northern Lights pays Dakota Gold Marketing a marketing fee based on the gross monthly sales of DDGS.  Dakota Gold Marketing is responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.  All accounts receivable losses arising from the sales of DDGS are Dakota Gold Marketing’s sole responsibility.

Dakota Gold Marketing markets DDGS to local, regional and national markets.  Northern Lights ships the majority of DDGS to national markets, primarily in the southwestern United States, and the rest to local and regional markets.  Shipments to the national markets are primarily done by rail.  Northern Lights ships DDGS to local or regional markets primarily by truck.  Northern Lights also contracts with Dakota Gold Marketing for the use of railcars in the shipping of DDGS, paying Dakota Gold Marketing a flat fee per railcar in connection with a DDGS shipment.  Although Northern Lights relies entirely on Dakota Gold Marketing to market its DDGS Dakota Gold Marketing is not dependent on one or a limited number of major customers.

COMPETITION

Northern Lights is in direct competition with numerous other ethanol and DDGS producers, many of which have significantly greater resources than Northern Lights.  The ethanol industry has grown to over 74 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 3.1 billion gallons of ethanol per year.  The largest ethanol producers include: Archer Daniels Midland, Cargill, Verasun Energy Corporation, Aventine Renewable Energy and New Energy Corporation, all of which are capable of producing more ethanol than Northern Lights.  In addition, there are numerous, recently formed, regional farmer-owned entities or other ownership-type entities of a similar size to Northern Lights. Most ethanol producers also produce DDGS or competing animal feed products such as distiller’s wet grains.  In South Dakota, there are currently six ethanol plants within a 100-mile radius of Northern Lights with a total annual production capacity of approximately 295 million gallons of ethanol.

Further, at least 17 new ethanol plants with a combined production capacity of over 598 million gallons are currently under construction and additional plans to expand existing plants have also been announced, which would increase the ethanol production capacity of competitors.  Management is unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction, or the effect of resulting production upon the demand or price for products produced by Northern Lights.

We also expect that additional ethanol and DDGS producers will enter the market if the demand for ethanol continues to increase.  Northern Lights competes with other ethanol and DDGS producers on the basis of price and, to a lesser extent, delivery service.  Northern Lights also competes, in part, with other ethanol producers in proximity to the Northern Lights’ plant to procure corn.  We believe, however, that Northern Lights can continue to compete favorably with other ethanol and DDGS producers primarily because it continues to procure corn at favorable prices and from an ample corn supply.

As the demand for ethanol increases, Northern Lights may also have to compete with international ethanol producers from countries such as Brazil, who may have lower production costs and comparable transportation costs to those of the United States’ coastal markets.

Northern Lights also competes with producers of MTBE.  MTBE is the other oxygenate commonly used in fuels for compliance with the Federal Clean Air Act mandates and is ethanol’s major competitor in the oxygenate market.  MTBE, however, has been the subject of serious environmental concerns.  Accordingly, seventeen states, including California and New York, two of the largest state consumers of ethanol, have enacted laws prohibiting the use of MTBE as an oxygenate in fuels.  Nevertheless, many major oil companies produce MTBE and, because it is petroleum-based, its use is strongly supported by  these companies.  These companies have significant resources with which to market MTBE, to influence legislation, and influence public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates, and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have.  New products or methods of ethanol production developed by larger, better financed competitors could provide them with competitive advantages over us and harm our business.

PROCUREMENTS

Corn

The major raw material required for Northern Lights to produce ethanol and DDGS is corn.  To operate at name-plate capacity of 40 million gallons of ethanol annually, the plant requires approximately 15 million bushels of corn annually.  Unless a corn delivery exemption has been granted, our members are required to deliver corn to the plant on a trimester basis and receive payment for their corn based on individually contracted prices, or an average of market prices at predetermined elevators, plus a freight allowance.  Based on the number of capital units outstanding, 6,328,500 bushels of corn are required to be delivered annually by our members.  This represents 41% of the corn necessary for the operation of the plant at name-plate capacity.  The balance of Northern Lights’ corn requirements is purchased on the open market from local producers based upon a schedule of prices for current and future delivery prepared by management.

Since September 24, 2003, our members may apply on an annual basis to be released from the corn delivery requirement if the member historically has not produced enough grain to meet the requirement; if the member does not produce enough grain to meet the requirement because the member’s grain is fed to livestock; or if the member produces and stores the majority of the member’s grain more than 40 miles from the Northern Lights plant.  Our Board of Managers has the sole discretion to determine whether or not to grant our members exemptions from the corn delivery requirement.  Since September 2003, approximately 24% of our members have been granted annual exemptions from the corn delivery requirement.

The plant’s location in Grant County, South Dakota, provides accessibility to corn at necessary levels.  In 2002, approximately 7.6 million bushels of corn for grain were produced in Grant County and 39.4 million bushels of corn for grain were produced in the nearby South Dakota counties of Codington, Day, Deuel, Hamlin, and Roberts.  Another 33.8 million bushels were produced in the nearby Minnesota counties of Big Stone and Lac Qui Parle.

Hedging

Northern Lights contracts with Broin Management under a corn price risk management agreement to develop and implement hedging strategies to manage the risk associated with the fluctuation in the price of corn.  Hedging means protecting the price at which Northern Lights buys corn and the price at which it will sell ethanol and DDGS in the future. It is a way to attempt to reduce the risk caused by the price fluctuation of corn, which has fluctuated historically as a result of general economic, market, and government factors.  Hedging practices are also utilized to balance Northern Lights’ daily cash corn ownership relative to its forward contracted ethanol sales. All cash corn contracts purchased by the plant are either hedged or owned at the predetermined cash price based on the current futures price of corn, as well as Broin Management’s view on future price direction.  The agreement with Broin Management became effective in 2001 and is automatically renewed for one-year terms following the expiration of the prior term, unless 30 days notice is given by either party to terminate the agreement.

Steam

The production of ethanol requires a significant amount of steam.  Steam is used for cooking, evaporation, and distillation.  Steam is typically produced from on-site boilers that require natural gas as an energy source.  Northern Lights, however, receives the majority of its steam directly from the Big Stone Power Plant, a coal fired, electrical generating facility located immediately adjacent to the ethanol plant, co-owned by Otter Tail Corporation, Montana-Dakota Utilities and Northwestern Public Service.  The steam sale agreement into which Northern Lights entered provides steam to the ethanol plant up to a maximum of 140 million BTU’s per hour.  The agreement’s term is ten years, ending on June 1, 2012, but automatically renews for two additional five-year terms unless terminated by either party by the giving of 12 months advance notice of such termination.  Since March 2003, Otter Tail has provided Northern Lights with a consistent supply of steam to meet its requirements.  However, Otter Tail occasionally interrupts the steam supply due to scheduled preventive maintenance plant shut downs.  This interruption occurs for approximately one week, two times per year.

Natural Gas

Northern Lights depends less on natural gas for the production of ethanol and DDGS than most ethanol plants because it receives the majority of its steam requirements from the Big Stone Power Plant.  However, in the event more steam is necessary or the supply of steam from the Big Stone Power Plant is unexpectedly diminished or interrupted, Northern Lights has two on-site boilers to produce steam.  The two boilers require natural gas as an energy source.  Thus, Northern Lights contracts with NorthWestern Public Service pursuant to which NorthWestern distributes natural gas from NorthWestern Natural Gas Company’s pipeline to the ethanol plant.  The agreement with NorthWestern is for a term of ten years ending in 2012.  Since plant operations were commenced, there have been no interruptions in the supply of natural gas from NorthWestern.

Electricity

Northern Lights contracts with Otter Tail Power Company to provide all the electric power and energy requirements for the ethanol plant.  The agreement commenced at the start of plant operations in 2002 for a one-year term. It automatically renews for additional one-year terms unless terminated with 12 months written notice by either party.  Since operations were commenced, Northern Lights has had no interruption or shortages in the supply of electricity to the plant.

Water

The production of ethanol requires a significant amount of water.  Northern Lights contracts with the city of Big Stone City and Big Stone Power Plant to supply and meet its water requirements for the ethanol and DDGS production process.  The Big Stone City agreement is in effect until 2012, and automatically renews for two five-year terms unless terminated by either party with 12 months advance written notice.  The Big Stone Power Plant agreement is in effect until 2012 and automatically renews for two five-year terms unless terminated by either party with 12 months advance written notice.  Since Northern Lights’ operations were commenced, the city of Big Stone City and Big Stone Power Plant have provided an ample and consistent supply of water to meet its requirements.

GOVERNMENT REGULATION

Various federal and state laws, regulations, and programs have led to the increasing use of ethanol in fuel, including subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and others mandate the use of ethanol.  Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements.  Generally, these tax incentives include an exemption from the federal excise tax on gasoline blended with at least 10%, 7.7%, or 5.7% ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers.  The federal tax incentives are scheduled to expire on September 30, 2007.  Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, incentive payments are allocated to ethanol producers partially based on an increase in gallons of ethanol produced compared to the prior year’s production.  Because a plant typically experiences the highest increase in production during the first year of operations compared to the prior year’s, a plant of Northern Lights’ size is usually allocated the maximum payment during the first year of production.  The maximum allocation per program year to an ethanol producer is $7.5 million, and the maximum annual funding authorized under the program is $150 million.

Although Northern Lights received its maximum allocation during the 2003 program year (October 1, 2002 through September 30, 2003), many plants received less than the maximum allocation during the 2003 program year because more plants started production and submitted applications for payment in 2003 than available funding under the program.  Management is unable to predict whether the program will have sufficient funding in the 2004 program year to cover the requisite payments to eligible producers, or whether more plants will apply for payment than available funding.  The Bioenergy Program is also scheduled to expire on September 30, 2007.

South Dakota also provides an incentive production payment to ethanol producers.  The production incentive consists of a direct payment to South Dakota ethanol producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month) and a maximum of $10 million over the life of a plant.  However, no more than $5 million in payments may be distributed to all ethanol plants in South Dakota during the 2004 program year (which ends on June 30, 2004) and no more than $6 million in payments may be distributed during the 2005 program year.  The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced annually by all plants in South Dakota.  As more plants commence production, or existing plants increase production, each plant will receive a lower proportionate share of the maximum payment under the program.

The revocation, amendment, or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding under the programs, could adversely affect the future use of ethanol and our business and operations in a material way.  Any material reduction of the use of ethanol would have an adverse effect on our profitability and viability.

ENVIRONMENTAL MATTERS

Northern Lights’ operations are subject to various federal, state, and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks.  Compliance with these laws and regulations may require Northern Lights to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material to its business.  If Northern Lights were found to have violated federal, state, or local environmental laws or regulations, it could incur liability for cleanup costs, damage claims from third parties, and civil or criminal penalties that could materially and adversely affect its business.

Northern Lights could be adversely impacted by agency regulatory actions that occurred in 2002 and 2003.  In 2002, a number of ethanol plants in Minnesota entered into consent decree settlements with the State of Minnesota and the U.S. Environmental Protection Agency (EPA) arising from alleged emission violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols were established and air quality permits were modified by the settlement agreements.  The EPA has since said that it intends to “level the playing field,” inferring actions against other ethanol producers.  In April 2003, the EPA entered into a consent decree with Archer Daniels arising from alleged emissions violations in several of its plants.  Civil penalties were assessed, additional emissions devices and monitoring programs were required, and a new testing protocol for emissions was imposed on it.

On January 6, 2003, the EPA issued formal information requests to ethanol plants designed, constructed, and/or managed by Broin and Associates and Broin Management.  The EPA also issued similar information requests around this time to other ethanol and non-ethanol related plants and companies.  The requests to Broin required that the subject ethanol plants, including Northern Lights, provide the EPA with certain emissions data, presumably to determine whether the plants were in compliance with the Clean Air Act.  If the EPA determines that Northern Lights has not complied with the Clean Air Act or its Title V Air Quality Operating Permit, the EPA could require additional pollution control mechanisms and internal control processes that are not currently planned for this plant.  To date, no action has been taken by the EPA, nor are we able to predict the form or magnitude of any regulatory action, if any, that may be initiated by the EPA as a result of these requests.

In late 2002, the South Dakota Department of Environment and Natural Resources (DENR) began requiring applicants for new ethanol plants in South Dakota to include a new method for quantifying emissions from the plants.  The new method is commonly referred to as the Midwest Scaling Method or the “multiplier.”  When the multiplier is used, emission test results are higher than when traditional test measures are employed.  On June 24, 2003, the DENR, applying the multiplier in its emissions calculations, informed Northern Lights that it may have exceeded its emission limits in its Title V Air Quality Operating Permit, even though the multiplier is not required in Northern Lights’ Title V Air Quality Operating Permit.  While the use of the multiplier is not required in Northern Lights’ Title V Air Quality Operating Permit, any future imposition of the multiplier could make it more difficult for Northern Lights to comply with its Title V Air Quality Operating Permit.  Any future imposition of the multiplier may also require additional pollution control mechanisms and internal control processes that are not currently planned for this plant, or result in the assessment of certain sanctions if Northern Lights is unable to comply with state or federal air quality standards.

On December 29, 2003, Northern Lights, along with five other ethanol plants in South Dakota managed by Broin Management, filed an administrative petition before the South Dakota Board of Minerals and Environment.  The petition requests that the Board of Minerals and Environment bar the DENR from using and applying the multiplier to Northern Lights’ emission testing results to determine compliance under the Title V Air Quality Permit and Clean Air Act.  A hearing on the petition was scheduled for March 18, 2004, but the hearing has been continued until a later, undetermined date.  For additional information on this proceeding, please see “Item 3—Legal Proceedings” below.

MANAGEMENT AND EMPLOYEES

Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the ethanol plant under a management agreement with Northern Lights.  Under the agreement, Northern Lights pays Broin Management a fixed annual fee and an incentive bonus based on annual net income.  Northern Lights also pays certain expenses incurred with respect to the operation of the plant while other expenses, including, but not limited to, the provision of a full-time technical manager and general manager, are included as part of Broin Management’s fees.  The agreement is in effect until July 1, 2005 and automatically renews for an additional three-year term unless either party provides a 90-day advance written notice of termination.  Northern Lights may only terminate Broin Management “for cause,” which is defined in the agreement as illegal or unethical conduct, or failure or refusal to perform under the management agreement.

Broin Management hired Mr. Blaine Gomer as Northern Lights’ general manager.  Mr. Gomer oversees and is responsible for operations and production at Northern Lights on a day-to-day basis.  The general manager is a full-time, on-site position, but Mr. Gomer is an employee of Broin Management, LLC.  For Mr. Gomer’s biographical information, see “Item 9–Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act–Management and Key Employees.”

As of March 1, 2004, Northern Lights employed 39 employees, including a commodities manager, a commodities supervisor, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, maintenance technicians, grains assistants, a membership coordinator, accountants, and an administrative assistant.  This does not include contract employees, or Mr. Gomer and the technical manager who are employees of Broin Management.

Item 2.  Description of Property.

Northern Lights’ plant is located immediately adjacent to the Big Stone Power Plant near the city of Big Stone City in Grant County, South Dakota.  The land on which the plant is located is leased from Big Stone-Grant Industrial Development and Transportation, LLC, which is owned by Otter Tail Power Company, Montana-Dakota Utilities, and NorthWestern Public Service.  The term of the lease is for 99 years.  The total rent to be paid by Northern Lights for the first five years of operations starting in 2002 is $12,000, or $2,400 per year.  Starting January 1, 2006, and every five years after this period, rent is increased by 5% from the immediately preceding five-year period.  In addition, the plant site is served by multiple state highways, is near Interstate Highway 29, and has rail facilities and connections to the Burlington-Northern-Santa Fe Railroad system to facilitate transporting the ethanol and DDGS produced at the plant to national target markets.  All of Northern Lights’ tangible and intangible property, including its leasehold interest, easement rights, improvements, equipment, personal property, and contracts, serve as the collateral for the debt financing with U.S. Bank National Association, of Sioux Falls, South Dakota, which is described below under “Item 6–Management’s Discussion and Analysis or Plan of Operations–Liquidity and Capital Resources.”

Item 3.  Legal Proceedings.

From time to time, we may be subject to litigation incidental to our business.  Northern Lights is currently a party in a pending matter before the South Dakota Board of Minerals and Environment in Pierre, South Dakota.  On December 29, 2003, Northern Lights, five other ethanol plants in South Dakota, and Broin Management filed a petition for an order to show cause and declaratory judgment before the South Dakota Board of Minerals and Environment.  The respondent in the proceeding is the South Dakota Department of Environment and Natural Resources (DENR).  The petition requests that the Board of Minerals and Environment bar the  DENR from using and applying a new method called the Midwest Scaling Method, or “multiplier.”  The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving the South Dakota air quality laws.  The Board of Minerals and Environment has authority to hear petitions regarding the application of the DENR’s rules governing air quality matters.  A hearing on the matter was scheduled for March 18, 2004, but it has since been continued to a later, undetermined date.

The petition alleges that the DENR’s use of the multiplier is inappropriate and unlawful.  Northern Lights and the other petitioners contend that South Dakota and federal regulations do not require or permit the use of the multiplier.  Historically, ethanol plants have measured certain emissions using EPA promulgated referenced methods.  Using the multiplier, however, changes the way emission quantities are reported, typically increasing the reported quantity of emissions and potentially making it more difficult to comply with Title V Air Quality Operating Permit and the standards under the Clean Air Act.

In addition, as described above under Item 1—Description of Business, Environmental Matters,” we do not know if the EPA will take action with respect to its January 6, 2003, formal information requests.  However, Broin Management, acting on behalf of Northern Lights and other ethanol plants managed by Broin Management, has recently held discussions with the EPA regarding the application and use of the multiplier for quantifying certain emissions.  These discussions are ongoing and generally relate to all ethanol plants managed by Broin.  It is uncertain whether the issues surrounding the use of the multiplier can be resolved with the EPA, or what the effect will be on Northern Lights if resolution short of a formal proceeding is or is not attained.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our capital units.  Capital units may only be transferred in accordance with our Capital Units Transfer System.  The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to our Board of Managers’ approval.  Since March 8, 2004, the qualified matching service has been operated through a registered Alternative Trading System (ATS) owned and operated by Alerus Securities Corporation, a registered broker-dealer based in Grand Forks, North Dakota, which may be accessed at www.alerusagstock.com.  As of March 1, 2004, we had 649 members.  Because the operation of our qualified matching service through Alerus is relatively new, we do not have any historical information regarding the trading of our capital units.

Under the terms of our Operating Agreement, we are required to make annual (or more frequent) distributions to our members and may not retain more than $200,000 of net cash from operations, unless (i) a super majority of our Board (75%) decides otherwise, (ii) it would violate or cause a default under the terms of any debt financing or other credit facilities, or (iii) it is otherwise prohibited by law.

In 2003, Northern Lights made cash distributions to us of approximately $4.05 million and $1.2 million to the minority member of Northern Lights.  We, in turn, distributed to our members approximately $3.6 million, or $.576 per capital unit.  In February 2004, Northern Lights made a cash distribution to us of approximately $1.55 million and $450,000 to the minority member.  We, in turn, distributed approximately $1.35 million to our members, or $.212 per capital unit.  Because the February 2004 distribution was approved by our Board of Managers in close proximity to December 31, 2003, the distribution is reflected as a current liability on our December 31, 2003 financial statements.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Management’s Discussion and Analysis-Results of Operations,” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Northern Lights’ and our actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Northern Lights’ operating results.

•                  The ethanol industry and Northern Lights’ business are sensitive to corn prices.  When corn prices increase, Northern Lights’ operating results may suffer.

•                  The ethanol industry and Northern Lights are sensitive to natural gas prices.  When natural gas prices increase, Northern Lights’ operating results may suffer.

•                  The ethanol industry and Northern Lights are partially dependent upon government subsidies and incentive payments.  Northern Lights’ operating income may be adversely impacted by a decrease in or termination of available government subsidies and incentive payments.

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

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

On March 27, 2003, our members approved our reorganization from a cooperative to a limited liability company.  The reorganization became effective on April 1, 2003.  Upon completion of the reorganization to a limited liability company, we became the owner of the cooperative’s 77.16% interest in Northern Lights Ethanol, LLC, a company that owns and operates a 40 million gallon ethanol plant near Big Stone City, South Dakota.  The plant began production on July 5, 2002.  Prior to that time, Northern Lights was in the development stage.

Northern Lights’ business consists of the production of ethanol and an ethanol co-product, DDGS.  In addition to federal and state government incentive programs, the primary factors that influence our operating and financial performance are the prices at which we sell ethanol and DDGS and the costs related to production.  Although there are various costs related to the production process, the most significant are the price at which we purchase corn and the costs of natural gas and steam.

Results of Operations

Northern Lights started ethanol operations on July 5, 2002 and began operating at full capacity in August 2002.  Accordingly, the income, production, and sales data for the year ended December 31, 2002 do not reflect a full year of operations.

Our net income for the year ended December 31, 2003 was $5.6 million, consisting of $9.2 million of operating income, offset by $1.8 million of interest expense and $1.8 million of income allocated to the minority member in Northern Lights.  Our net income for the year ended December 31, 2002 was $3.9 million, consisting of $6.1 million of operating income for the six months the plant was operating, offset by $1.0 million of interest expense and $1.2 million of income allocated to the minority interest.  Our net income for the year ended December 31, 2003 was lower than the proportional amount during the six operational months in 2002 primarily as a result of the decrease in incentive revenue received in 2003.

Sales for the year ended December 31, 2003 were approximately $65.6 million, consisting of $51.9 million in sales of ethanol (79%) and $13.7 million in sales of DDGS (21%).  For the year ended December 31, 2002, sales of ethanol represented 80% of total sales and sales of DDGS represented 20% of total sales.

Our ethanol and DDGS sales could be affected by various factors.  The price of ethanol and sales tends to bear some direct relationship to the price of gasoline.  As the price of gasoline decreases, the price of ethanol tends to decrease.  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and reduce our sales and profitability.  The price of ethanol and sales could also change based upon the principles of supply and demand.  Increased production of ethanol could result in lower prices for ethanol and sales if the demand for ethanol does not keep up with the expected increase in supply.  We expect that existing ethanol plants will construct additions to increase their production and that new fuel grade ethanol plants will be constructed in addition to the 17 plants currently under construction.  Increased production of ethanol will also lead to increased supplies of DDGS.  Those increased supplies could lead to lower prices and sales for DDGS.  Further, if the EPA begins to grant states like New Hampshire and California waivers from the oxygenated fuel requirement under the 1990 Clean Air Act Amendments, our sales could be adversely affected.

In addition to sales revenue, Northern Lights recorded incentive revenue of approximately $5.3 million during the year ended December 31, 2003 and $7.1 million for the six months of production in the year ended December 31, 2002.  Incentive revenue consists of income received from federal and state governments in connection with Northern Lights’ ethanol production.  For the years ended December 31, 2003 and 2002, Northern Lights recorded approximately $4.1 million and $6.7 million, respectively, of incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program.  Of the $4.1 million earned in the year ended December 31, 2003, $4.0 million is attributed to the 2003 program year, which ended September 30, 2003, and $100,000 is for the 2004 program year.  Of all the income recorded in the year ended December 31, 2002, $3.2 million was attributed to the 2002 program year, and $3.5 million was attributed to the 2003 program year.  The maximum allocation per program year under the Bioenergy Program is $7.5 million, which Northern Lights earned in the 2003 program year.

Northern Lights recorded incentive income of approximately $1.2 million from the state of South Dakota for the year ended December 31, 2003, and approximately $400,000 for the year ended December 31, 2002.  Of this $1.2 million for the year ended December 31, 2003, $600,000 is attributed to the 2003 program year, which ended June 30, 2003 and $600,000 is for the 2004 program year.  Northern Lights’ maximum allocation per program year under the South Dakota program is $1.0 million, although the maximum payment per month is set at one-twelfth of $1.0 million as of the 2004 program year.  Northern Lights received its maximum allocation in the 2003 program year.

Management anticipates that it will receive less incentive income under the Bioenergy Program in the 2004 program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production.  Therefore, Northern Lights will receive lower payments under this program in the future because the increase in its production as compared to prior year’s production will be smaller than Northern Lights’ first year of production.  In addition, we anticipate that we will not receive any further payments under the South Dakota incentive program until the 2005 program year (beginning July 1, 2004) because the maximum incentive payment of $5 million to all South Dakota plants during the 2004 program year has already been allocated and distributed.  While the maximum payment to all plants in South Dakota during the 2005 program year will be increased to $6 million, we may receive less under this program if more plants in South Dakota commence or increase production of ethanol. Furthermore, the Bioenergy Program also may not have sufficient funds to cover the allocations to eligible producers in future years, as most recently experienced during the 2003 program year.  Unless Congress extends the Bioenergy Program, it is also currently scheduled to expire September 30, 2007.

Northern Lights’ cost of revenues, which includes production expense, for the year ended December 31, 2003 was approximately $58.9 million.  Northern Lights’ costs of revenues decreased to approximately 90% of sales for the year ended December 31, 2003, as compared to approximately 98% of sales for the six months of operations during the year ended December 31, 2002.  The decrease in the cost of revenue as a percentage of sales results primarily from a 14%

and 8% increase in the net sales price of ethanol and DDGS, respectively, and a 6% increase in the rate of production.  These positive results, however, were partially offset by a 28% increase in total energy costs from 2002 to 2003.  The increase in energy costs was primarily due to a 55% increase in the price of natural gas from 2002 to 2003.

Our cost of revenues could be materially affected by the price of corn.  Production of ethanol and DDGS requires a substantial amount of corn.  The price of corn is affected by weather, governmental policy, disease, and other factors.  A significant reduction in the quantity of corn harvested due to adverse weather conditions such as drought, planting, domestic and foreign government farm policies and programs, carryout, demand and supply or other factors, could result in increased corn prices and costs which would increase the cost to produce ethanol.  The significance and impact of these factors on the price of corn is difficult to predict.  Significant variations in actual growing conditions from normal growing conditions also may adversely affect our ability to procure corn.  Any events that tend to negatively affect the supply of corn will tend to increase prices and harm our business.  Further, the price of corn has fluctuated significantly in the past and may fluctuate in the future.  If we cannot manage price fluctuation effectively, our costs may be materially and adversely affected.

Northern Lights incurred general and administrative expense of approximately $2.7 million and recorded interest expense of $1.8 million on its long-term debt for the year ended December 31, 2003.  For the six months of operations in the year ended December 31, 2002, Northern Lights incurred $1.0 million of general and administrative expense and recorded interest expense of $1.0 on its long-term debt.

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash flow provided by operating activities was approximately $13.2 million for the year ended December 31, 2003.  The cash flow from operations consisted of net income of $5.6 million, net non-cash expenses of $4.3 million, and $3.3 million net change in assets and liability balances.  The $3.3 million change in asset and liability balances is primarily due to a reduction of accounts receivable resulting from the collection of a Bioenergy Program payment in August 2003, and an increase in accounts payable for corn payments owed to producers who have delivered corn to the plant.  The increase in corn payable results from producers who requested to defer payment to them until the next calendar year, and from payments made at the end of the trimester to our members who elected the trimester average price for their committed bushels.

Cash Flow From Investing Activities.  The net cash used for investing activities was approximately $1.1 million for the year ended December 31, 2003.  The purchase of plant and equipment associated with final plant construction accounted for approximately $800,000 of the total $1.1 million increase in investing activities.  Of the $800,000 in costs, Northern Lights spent $580,000 for the installation of a second regenerative thermal oxidizer, which is a pollution control device designed to reduce emissions.

Cash Flow From Financing Activities.  Net cash used for financing activities was approximately $13.8 million for the year ended December 31, 2003, consisting of repayment of principal on Northern Lights’ debt of $9.4 million, including a $5 million repayment on its $5 million variable rate, revolving note, a $3.7 million cash distribution to our members, and a $1.2 million cash distribution to the minority member of Northern Lights.

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

The $15 million fixed-rate note bears 6.95% interest annually and requires equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There is a prepayment penalty if Northern Lights prepays the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights is required to prepay U.S. Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the excess cash flow but not more than 20% of the outstanding principal balance of the loan.  The Loan Agreement defines excess cash flow as the net income of Northern Lights before deductions for depreciation and amortization less expenditures for fixed and capital assets not financed by debt, required principal payments including capitalized lease obligations, and interest expense.  A total of $2.8 million in principal payments were made on the fixed rate note during the year ended December 31, 2003, including $1.7 million in payments relating to the excess cash flow payment.

The $11.1 million variable-rate, non-revolving note bears interest at 1.00% over U.S. Bank’s prime rate.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note is due on December 31, 2007.  As of December 31, 2003, Northern Lights’ variable rate was 5.0%.  A total of $1.2 million in principal payments were made on the variable rate note during the year ended December 31, 2003.

The $5 million variable-rate, revolving note bears interest at 1.00% over U.S. Bank’s prime rate, requires quarterly interest only payments, and is due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal amount on the note and $5 million.  Northern Lights pays an unused commitment fee of 0.5% per annum that is assessed quarterly on any funds not borrowed under the note.  As of December 31, 2003, there was no outstanding principal balance on the note, and the variable rate was 5.0%.

The notes from U.S. Bank are secured by Northern Lights’ leasehold interest, easement rights, improvements, personal property (including general intangibles), and contracts (including an assignment of its interest in the Design/Build Contract with Broin and agreements with Otter Tail Corporation and NorthWestern Public Service).

The Loan Agreement requires that Northern Lights provide U.S. Bank with audited annual and unaudited quarterly financial statements.  In addition, it contains minimum debt service coverage ratios, minimum working capital, minimum tangible net worth and other standard negative and affirmative covenants, all of which have been complied with as of December 31, 2003.  If an event of default, as defined in the Loan Agreement, U.S. Bank may terminate the Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement include failure to make payments when due or violation of one or more of the Agreement’s covenants.

On June 5, 2002, Northern Lights executed a promissory note for up to $1 million in favor of U.S. Bank National Association for the acquisition and installation of a regenerative thermal oxidizer, which is a pollution control device designed to reduce emissions.  On December 15, 2002, Northern Lights executed an additional promissory note for up to $500,000 in favor of U.S. Bank National Association for the acquisition and installation of a second regenerative thermal oxidizer to supplement the plant’s primary regenerative thermal oxidizer.  Northern Lights paid interest on the outstanding balances of the promissory notes at a rate of one percent plus the prime rate announced by U.S. Bank.  The promissory notes were secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Commodity Credit Corporation Bioenergy Program.  The promissory notes were due on May 1, 2003.

On May 1, 2003, Northern Lights paid U.S. Bank interest and principal on the two promissory notes of $50,427 and $300,000, respectively.  The remaining principal balance on the two notes was refinanced as a new $1.2 million note.  Northern Lights pays interest on the outstanding balance of the promissory note at a fixed rate of 5.70%.  Northern Lights makes quarterly principal and interest payments on the note of $84,406 with the final payment due on May 1, 2007.  For the year ended December 31, 2003, Northern Lights made $434,000 in principal payments on the note. The new promissory note is secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Commodity Credit Corporation Bioenergy Program.

Northern Lights incurred approximately $1.8 million in interest expense for the year ended December 31, 2003, compared to $1.0 million for the year ended December 31, 2002.  In addition, for the year ended December 31, 2002, Northern Lights capitalized $488,000 of interest from its construction loan during the first six months of 2002.

In addition to Northern Lights’ long-term debt, the following table provides information regarding the consolidated contractual obligations of Northern Growers as of December 31, 2003:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt	$23,188,299	3,134,922	6,203,896	13,849,481	—

Land Lease	389,515	2,400	4,920	5,040	377,155

Management Agreements	512,417	347,167	165,250	—	—

Unconditional Purchase Obligations	1,827,090	217,080	434,160	434,160	741,690

Total Contractual Cash Obligations	$25,917,321	3,701,569	6,808,226	14,288,681	1,118,845

Northern Lights expects to continue operating its plant at or above its full name-plate capacity of 40 million gallons for the next 12 months.  Northern Lights expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, minor capital expenditures, and debt-service obligations for the next 12 months primarily through cash flows generated from its operating activities.  In the event, however, that the DENR or the EPA require the application of the Midwest Scaling Method or the “multiplier” for quantifying emissions, or other similar emissions quantification method, we may have to fund certain capital expenditures through debt or equity financing in order to pay for certain emission control equipment and processes.  Management is unable to predict the costs and effects that the multiplier would have on the operation of the plant.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

Management has reviewed the recent accounting pronouncements and has not identified any that are relevant to our financial statements.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity.

Commitments and Contingencies.  Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation.  Northern Lights accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant costs of disposal.  Northern Lights derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market values of corn inventory is recognized as a component of cost of revenues.  Ethanol and DDGS are stated at net realizable value.  Work-in-process and chemical inventory are stated at an average cost method.

Revenue Recognition.  Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns.  Generally, ethanol and related products are shipped FOB shipping point.  Interest income is recognized when earned.

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program.  When it is uncertain that we will receive full allocation and payment due under the federal incentive program, we derive an estimate of the incentive revenue for therelevant period based on various factors including the most recently used payment factor applied to the program.  The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the federal incentive program or other factors that affect funding or allocation of funds under such program.

Long-Lived Assets.  Depreciation and amortization of our property, plant, and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

Long-lived assets, including property, plant and equipment, and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual cash flows.

Accounting for Derivative Instruments and Hedging Activities.  Northern Lights minimizes the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts.  Northern Lights accounts for changes in market value on exchange-traded futures and option contracts at exchange values. Northern Lights also accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in its area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of revenues.

Item 7.    Financial Statements.

Northern Growers’ financial statements, described as follows, are appended to the signature page of this report beginning at page F-1.

•                  Independent Auditor’s Report, dated February 3, 2004.

•                  Consolidated Balance Sheets as of December 31, 2003 and 2002.

•                  Consolidated Statement of Operations for the years ended December 31, 2003, and 2002.

•                  Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2003 and 2002.

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002.

•                  Notes to Financial Statements.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our or Northern Lights’ internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

NORTHERN GROWERS, LLC’S BOARD OF MANAGERS

Fifteen individuals serve on our Board of Managers.  The table below describes important information about the current members of our Board of Managers.

Name, Address, Title and Principal Occupation	Age	Term Expiring	Background
Ronald Anderson 47895 S.D. Hwy. 158, LaBolt, South Dakota 57246, Farmer	59	2006

Ron has been a farmer for nearly 40 years. He served on the Board of the Nassau Farmers Elevator for 12 years and as its chairman for six years. He assisted with the organization of the Grant County Soybean Association, serving also as its President for six years. He is an active member of American Lutheran Church in Milbank. Ron also attended Augustana College in Sioux Falls, South Dakota for one year before returning to farming in 1964.

Glenn Berdan 36306 Co. Rd. 65 Ortonville, Minnesota 56278 Farmer	48	2006

Glenn has been a farmer for over 30 years. Glenn is a former Chairman of the Board of Farmers Union Oil Company and Board member of Centrol Inc. of Morris, Minnesota. He is a former member of the Cenex Regional Resolutions Committee and First English Lutheran Church Council. He currently serves on the Board of Upper Minnesota River Watershed District.

Dennis Flemming, P.O. Box 3 LaBolt, South Dakota 57246 Farm Elevator Operator	51	2004

Dennis has been the General Manager of the LaBolt Farmers Grain Co., Inc., a grain elevator located in LaBolt, South Dakota since April 2001.  He previously owned the South Shore Elevator Co. in South Shore, South Dakota.

Lars Herseth 39949 114th Street Houghton, SD 57449 Farmer	57	2006

Lars has been a farmer since 1969.  He is a former State Representative and State Senator with the state of South Dakota Legislature, serving as Representative for 12 years and Senator for 8 years. He also currently serves on the Board of the American Coalition of Ethanol and as a member of the South Dakota Corn Utilization Council. He received a Bachelor of Arts degree in Government and History from the University of South Dakota in 1969.

Mark Lounsbery 48187 SD Hwy. 20 Revillo, South Dakota 57259	56	2005	Mark has been a farmer for the past 35 years. He is a former member of the Board of the South Dakota Corn Utilization Council and is a member of the Board of the American Corn Growers Association.

Farmer

Robert Metz 46602 127th Street Browns Valley, Minnesota 56219 Farmer	46	2004

Robert has been a farmer for the past 27 years.  He currently represents South Dakota as Vice President of the American Soybean Association.  He also currently serves as President of  the National Bio-Diesel Board.  He serves as a member of the South Dakota Corn Growers Association and Farm Credit Ag Advisory Board and is Trustee of St. Anthony’s Catholic Church.  He is a former board member of the Browns Valley School District and the Browns Valley Community Elevator.

Robert Narem 14313 469th Ave. Twin Brooks, SD 57269 (605) 432-6099 Chief Executive Officer Agronomist	48	2005

Robert has been employed with Soil Consultant, Inc. as an agronomist since 1982 and currently serves as President. He is a member of the South Dakota Independent Crop Consultant Association and vice president of the South Dakota Certified Crop Advisor Committee. He is also a supervisor of Kilborn Township. He graduated from South Dakota State University in Brookings, South Dakota, in 1977, with a major in Park Management, and from South Dakota State University in 1982 with a Masters of Science degree in Agronomy.

Jeff Olson 2494 300th St. Madison, Minnesota 56256 Farmer	41	2004

Jeff has been a farmer for the last 19 years.  He currently serves on the Board of the Lac Qui Parle County Planning and Zoning Committee.  He is also President of Minnesota Valley Lutheran Church.  He graduated from South Dakota State University in Brookings, South Dakota with a Bachelor of Science degree in Agriculture Education in 1985.

Ronald Olson 44228 150th Street, Waubay, South Dakota 57273 Farmer	40	2004

Ron has been a farmer for the last 19 years. He currently serves on the Board of the National Corn Growers and South Dakota Corn Utilization Council. He is also a Deacon of the Egeland Lutheran Church. He graduated from South Dakota State University in Brookings, South Dakota, with a Bachelor of Associate’s degree in Agriculture in 1986.

James Peterson 16952 482nd Avenue, Revillo, South Dakota 57259 President Farmer and State Legislator	60	2006

James has been a farmer for over 35 years.  He has served as State Representative for District 4 in the state of South Dakota Legislature since 2000. James graduated from Augustana College in Sioux Falls, South Dakota, with a Bachelor of Arts degree in 1966.

Delton Strasser 13975 SD Hwy. 123 Wilmot, South Dakota 57279 Secretary Farmer	59	2006

Del has been a farmer for over 38 years.  He is director and former Chairman of the Board of the South Dakota Corn Utilization Council.  He formerly served on the Board of the National Corn Growers Association and has been President of the Zion Community Church since 2000.  He is also a former 4-H leader.  He attended Trinity College in Chicago, Illinois, for one year.

Steve Street 16153 486th Avenue Revillo, South Dakota 57259 Vice President	52	2004

Steve has been a farmer for over 31 years.  He currently serves on the Board of the South Dakota Corn Utilization Council, He is the former President of the Board of the Revillo Grain Elevator and currently serves as Treasurer of the Township of Adams.  Steve graduated from South Dakota State University in Brookings, South Dakota, in 1972, with a major in Agronomy.

Farmer

Gregory Toben 47906 171st Street Clear Lake, South Dakota 57226 Farmer	51	2005

Greg has been a farmer for over 30 years.  He is the Chairman of the Deuel County, South Dakota, FSA Committee and a supervisor for the Lowe Township Board.  He is also a member of the Deuel School Board.  Greg attended South Dakota State University in Brookings, South Dakota.

Robert Wittnebel 2971 121st Ave. Nassau, Minnesota 56257 Farmer	64	2005

Robert has been a farmer for over 33 years.  He is a member of the American Legion, VFW, and Trinity Lutheran Church.  He also serves on the Board of Hilltop Madison Lutheran Home.  He earned a Bachelor of Science Degree in Agricultural Education from South Dakota State University in 1961.

Bill Whipple 13453 460th Avenue Wilmot, South Dakota 57279 Farmer	59	2005

Bill has been a farmer for over 29 years with Whipple Ranch, Inc., where he is President and Manager.  He currently serves on the Board of the South Dakota Corn Growers Association.  He belongs to the American Legion and the South Dakota Soybean Association.  He is also Supervisor of Spring Grove Township.  Bill graduated from South Dakota State University in Brookings, South Dakota, in 1969, with a major in Animal Science.

EXECUTIVE OFFICERS OF NORTHERN GROWERS, LLC

Our executive officers are set forth below.

Name	Age	Position
Robert Narem	48	Chief Executive Officer and Chief Financial Officer
James Peterson	60	President
Steve Street	52	Vice President
Delton Strasser	59	Secretary

NORTHERN LIGHTS ETHANOL, LLC’S BOARD OF MANAGERS

Northern Lights Ethanol, LLC’s Board of Managers consist of seven individuals.  Broin Investments I elects two members of the Board and our Board of Managers elects five members of the Board.  Our Board selected Mark Lounsbery, Jim Peterson, Del Strasser, Steve Street, and Bob Wittnebel, whose biographical information is provided above, to represent us on Northern Lights’ Board.  Broin Investments I, LLC appointed Jeffrey S. Broin, 37, and Larry Ward, 48, as their representatives on the Board of Northern Lights.

Jeff and Larry have been integrally involved in the Northern Lights plant from the early planning stages and have been instrumental in the construction and management of ethanol plants in the Midwest and in ethanol product marketing since 1987.  Jeff and Larry may be contacted at Broin’s office at 2209 E. 57th Street North, Sioux Falls, South Dakota 57104.  Jeff is currently the Chief Executive Officer of Broin and Associates, Inc. and Chief Managing Officer of Broin Management, LLC and has been Chief Executive Officer of Broin Enterprises, Inc. since 1987.  Jeff also managed Broin Enterprises’ ethanol plant in Scotland, South Dakota for approximately 10 years.  Jeff has a Bachelor of Science degree in Agricultural Business from the University of Wisconsin.  Since 1990, Jeff has served on the Board of the American Coalition of Ethanol.  He has also served on the Board of the South Dakota Ethanol Producers Association since 1991, and as a member of the Renewable Fuels Association since 1997.  He is also an associate member of the

South Dakota Corn Growers Association and he serves on the boards of 14 other ethanol plants operated and managed by Broin Management.

Larry Ward is currently the director of Project Development for the Broin Companies and has been involved in the ethanol industry in various management positions since 1997.  In his current position, Larry performs a variety of roles related to ethanol project formation and financing, including ethanol marketing strategies.  He is currently a member or an advisor to the Boards of 12 ethanol plants that are either currently operating or being developed.  Mr. Ward received a degree in Business from Mankato State University, Mankato, Minnesota, in 1980, and a Masters of Business Administration from the University of South Dakota, Vermillion, South Dakota in 1990.

EXECUTIVE OFFICERS OF NORTHERN LIGHTS ETHANOL, LLC.

The Executive Officers of Northern Lights Ethanol, LLC are Delton Strasser, President; Jeff Broin, Vice-President; Steve Street, Secretary; and Robert Wittnebel, Treasurer.  Detailed information about all executive officers of Northern Lights except Jeff Broin can be found under “Northern Growers, LLC’s Board of Managers” above.

Although Northern Lights’ Board of Managers has the authority to manage and oversee the business and affairs of Northern Lights, its manager, Broin Management, is responsible for the day-to-day management decisions and for running the ethanol plant pursuant to the management agreement discussed above under “Item 1. Description of Business-Management and Employees.”

MANAGEMENT AND KEY EMPLOYEES

Members of Northern Lights’ management and key employees are set forth below.

Name	Age	Position
Blaine Gomer	42	General Manager
Jennifer Block	35	Controller
Holly Meyer	41	Membership Coordinator

Northern Lights’ day-to-day affairs are managed by Blaine Gomer,  Northern Lights’ General Manager.  Blaine is employed by Broin Management, which manages the operation of the ethanol plant.  Jennifer Block is Northern Lights’ Controller.  Jennifer is responsible for Northern Lights’ financial records and preparing consolidated financial statements for Northern Growers and Northern Lights.  Holly Meyer is the Membership Coordinator for Northern Lights.  Holly is responsible for maintaining Northern Growers’ membership records, providing general assistance to Northern Growers’ members, maintaining Northern Growers’ bank accounts, and handling all sales and transfer of capital units.

Blaine Gomer graduated from South Dakota State University, Brookings, South Dakota in 1986, earning a Bachelor of Science Degree in Agriculture majoring in Dairy Science (Manufacturing) with a minor in Microbiology.  Blaine also received an Associate of Applied Science Degree in Engineering/Architectural Drafting from Lake Area Technical Institute in

Watertown, South Dakota in 1981.  Blaine’s management experience and positions previous to being General Manager of Northern Lights include: Regional Operations Manager, Leprino Foods Company, Norfolk, Nebraska from 1998 to 2002; Plant Manager, Dairy Farmers of America, Inc., Hartington, Nebraska from 1994 to 1998; Plant Manager, Dairy Farmers of America Inc., Willows, California from 1992 to 1994, plus other middle management positions within the Dairy Farmers of America Inc. organization from 1986 to 1992 at various Midwest locations.

Jennifer Block, CMA, graduated in 1986 from Webster High School in Webster, South Dakota.  She attended Southwest State University in Marshall, Minnesota, for a year, and graduated from Moorhead State University in Moorhead, Minnesota in 1991 with a Bachelor of Science Degree, majoring in Accounting.  Jennifer completed the national certification for her Certified Management Accountant designation in 1999.  From 1992 until joining Northern Lights in 2002, Jennifer was the Accounting Manager for Dakota Western Corporation in Agency Village, South Dakota, a plastics manufacturer.

Holly Meyer graduated from Marietta High School in Marietta, Minnesota.  She received a Bachelor of Arts degree in Business Administration from Mount Marty College, Watertown, South Dakota.  Holly worked at Revillo Farmers Elevator, Revillo, South Dakota from 1993 to 1999 in the grain and agronomy departments.  She worked at LaBolt Farmers Grain, LaBolt, South Dakota from 2001 until coming to Northern Lights as their Grain Accountant in April of 2002.  Holly moved to the position of membership coordinator in April 2003.

RELATIONSHIPS BETWEEN BOARD MEMBERS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

No family relationship exists between any of Northern Growers’ or Northern Lights’ Board members, officers or key employees; however, Jeff Broin serves on the Board of Managers of Northern Lights and is a part owner of Broin Management, LLC and Broin Enterprises, Inc., and Larry Ward also serves on the Board of Managers of Northern Lights and is an employee of Broin and Associates and Broin Management.

AUDIT COMMITTEE

We have a standing Audit Committee. The Audit Committee is generally responsible for overseeing the accounting, financial reporting, financial practices, internal controls and audit activities of Northern Growers. The individuals serving on the Audit Committee are Robert Metz, Gregory Toben, Bob Wittnebel, and Bill Whipple.  Detailed information about each of the Audit Committee members can be found under “Northern Growers, LLC’s Board of Managers” above.

None of the current members of the Audit Committee is an “audit committee financial expert” as defined by the SEC.  The primary reason the Audit Committee does not have a financial expert is that Northern Growers is an agricultural and producer-based company.  The overwhelming majority of Northern Growers’ 649 members are farmers residing in South Dakota, Minnesota, North Dakota, or Iowa.  All of the 15 members of the Board of Managers are also farmers or are involved in a farm-related business, each of whom does not possess all of the necessary attributes to serve as a financial expert.  The rural location and agricultural-based business of Northern Growers makes it difficult to find individuals who have all of the necessary attributes to serve as a financial expert.  Nevertheless, we believe the collective experience and backgrounds of the Audit Committee members enable them to provide the necessary oversight and protection. In addition, Broin Management, the manager of Northern Lights’ plant, provides Northern Lights with certain oversight and expertise in accounting, financial, and other matters on which Northern Growers’ Audit Committee depends when it carries out its duties and responsibilities.

CODE OF ETHICS

We adopted a Code of Ethics on June 26, 2003, a copy of which will be provided, without charge, to any person who requests a copy from us in writing.  To request a copy of our Code of Ethics, please write to the following:

Membership Coordinator
Northern Growers, LLC
c/o Northern Lights Ethanol, LLC
48416 144th Street
Big Stone City, South Dakota 57216

Item 10.  Executive Compensation.

BOARD OF MANAGERS

Members of our Board of Managers are reimbursed for actual expenses of attending Board and committee meetings and provided a per diem fee for services performed on our behalf in the amount of $125 for each regular Board meeting or committee meeting, and mileage reimbursement.  Our Board members also receive the same membership benefits other members receive in proportion to their membership interests.  Members of Northern Lights’ Board of Managers receive a $125 per diem fee for attending each Board meeting.

EXECUTIVE OFFICERS

Mr. Robert Narem became our Chief Executive Officer on September 11, 2003, replacing Mr. James Peterson, the current President of our Board, who served as our Chief Executive Officer following reorganization and conversion from a cooperative on April 1, 2003.  Mr. Peterson also served as the President of Northern Growers Cooperative from April 2000 to April 1, 2003.  Mr. Narem does not receive a salary or bonus for his services as Chief Executive Officer.  Mr. Narem has not received any options or other long-term incentive awards and does not receive any health-care, retirement, or other benefits except for a per diem fee of $125 for any service in connection with his position.

The following table sets forth all the compensation paid by us during the years ended December 31, 2003, 2002, and 2001 to our principal Executive Officer.

						Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
	Annual Compensation
Name and Principal Position	Year ended Dec. 31		Salary ($)	Bonus ($)	Other Annual Compensation

Robert Narem	2003	(1)	—	—	—	—	—	—	$1,000	*
Chief Executive Officer

James Peterson	2003	(1)	—	—	—	—	—	—	$1,750	*
Chief Executive	2002	(1)	—	—	—	—	—	—	$1,750	*
Officer	2001	(1)	—	—	—	—	—	—	$0.00	*

(1) Robert Narem became Chief Executive Officer of Northern Growers on September 11, 2003, replacing James Peterson who served as Chief Executive Officer of Northern Growers from April 1, 2003. Mr. Peterson served  as President from April 2000 to April 2003 of Northern Growers Cooperative, the predecessor of Northern Growers, LLC’s before converting from a cooperative. Mr. Peterson currently serves as the President of Northern Growers’ Board of Managers.

*Consists of fees and expenses paid to Mr. Narem and Mr. Peterson for serving as Chief Executive Officer of Northern Growers or its predecessor, Northern Growers Cooperative.

None of our officers or employees or Northern Lights’ officers or employees received total compensation exceeding $100,000 during the year ended December 31, 2003. Blaine Gomer, Northern Lights’ General Manager, is an employee of Broin Management, LLC which Northern Lights has engaged to operate the plant.  See “Item 1. Description of Business—Management and Employees” for a description of the management agreement governing our relationship with Broin Management.

We have not issued, either directly or as part of a long-term incentive plan, any options or stock appreciation rights to any executive officer or board member.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the current beneficial ownership by management of Northern Growers’ capital units.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (in Units)	Percent of Class
Class A	Ronald Anderson, Manager (2)	20,000		*
Class A	Glenn Berdan, Manager	6,000		*
Class A	Dennis Flemming, Manager (3)	25,000		*
Class A	Lars Herseth, Manager	20,000		*
Class A	Mark Lounsbery, Manager (4)	30,000		*
Class A	Bob Metz, Manager (5)	25,000		*
Class A	Robert Narem, Chief Executive Officer, Manager (6)	15,000		*
Class A	Jeff Olson, Manager	5,000		*
Class A	Ronald Olson, Manager	25,000		*
Class A	James Peterson, President, Manager (7)	50,000		*

Class A	Delton Strasser, Secretary, Manager (8)	20,000	*
Class A	Steve Street, Vice President, Manager (9)	40,000	*
Class A	Gregory Toben, Manager	25,000	*
Class A	Bill Whipple, Manager (10)	55,000	*
Class A	Robert Wittnebel, Manager	5,000	*
Class A	South Dakota Corn Processors Fund	600,000	9.5%
Class A	Managers and Executive Officers, as a group	366,000	5.7%

* Percentage of shares beneficially owned does not exceed 1% of the Class.

(1) The addresses for each of the individual Managers listed above is set forth under “Northern Growers, LLC’s Board of Managers.”

(2)  Includes 15,000 capital units owned of record by the Ronald Anderson Trust for which Mr. Anderson is a trustee.

(3)  Includes 5,000 capital units owned of record by Mr. Flemming’s wife, and 5,000 capital units owned jointly with Mr. Flemming’s three children.

(4) Includes capital units owned jointly with Mr. Lounsbery’s wife.

(5)  Includes 10,000 capital units owned of record by Mr. Metz’s wife.

(6) Includes capital units owned of record by Soil Consultants, Inc. of which Mr. Narem is the owner.

(7)  Includes 25,000 capital units owned of record by Mr. Peterson’s wife.

(8)  Includes 20,000 capital units owned jointly with Mr. Strasser’s wife.

(9)  Includes 10,000 capital units owned of record by Mr. Street’s wife.

(10)  Represents capital units owned of record by Whipple Trust of which Mr. Whipple is a trustee and Whipple Ranch, Inc. of which Mr. Whipple is co-owner.

Item 12.  Certain Relationships and Related Transactions.

None of our individual Board members and executive officers nor the individual Board members and executive officers of Northern Lights have entered into, or anticipate entering into, any contractual or other transactions between themselves, Northern Lights, or us, except for Corn Delivery Agreements and forms identical to those provided to other members.  As described in “Item 10. Executive Compensation-Board of Managers,” Northern Growers’ and Northern Lights’ managers receive per diem fees in reimbursement of expenses for their Board and committee services.

Jeff Broin and Larry Ward are members of the Board of Northern Lights and are also affiliates of each of the Broin entities that are an integral part of Northern Lights’ business.  Northern Lights contracted with Broin affiliates to assist in virtually all aspects of the ethanol plant, including site selection, permitting and zoning, construction, plant management, operation, and the marketing and sale of ethanol and DDGS.  Broin and Associates, Inc. is a Sioux Falls, South Dakota based engineering and construction management firm specializing in the design, engineering, construction, and plant start-up of new ethanol production facilities in the Midwest.  Broin and Associates, Inc. is principally owned by Robert, Jeff, Todd and Lowell Broin, and Jeff is the Chief Executive Officer of Broin and Associates.  Jeff Broin currently serves on Northern Lights’ Board of Managers and 14 other ethanol production facilities managed by Broin.  Broin and Associates, Inc. designed and built the Northern Lights plant.

Northern Lights has a Management Agreement with Broin Management, a Broin affiliate, pursuant to which Broin Management manages the day-to-day operations of the ethanol plant.  Northern Lights has an Ethanol Marketing and Service Agreement with Ethanol Products, another Broin affiliate, to market the ethanol produced at the plant.  Northern Lights also has a marketing agreement with Dakota Gold Marketing (formerly named Dakota Commodities), a division of Broin Enterprises, Inc. to market all of the DDGS from the plant.  Northern Lights paid these Broin entities an aggregate of $940,000 and $537,093 under these contracts for the years ended December 31, 2003 and 2002, respectively.  For more information regarding Northern Lights’ various agreements with Broin-related entities please see “Item 1. Description of Business.”

Item 13.  Exhibits and Reports on Form 8-K.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

 (a)          Exhibits. See Exhibit Index

 (b)          Reports on Form 8-K. None.

Item 14. Principal Accounting Fees and Service

(1) Audit Fees.  Eide Bailly LLP has billed us a total amount of $50,400 and $73,236 for professional services rendered for the audit of the Company’s various financial statements as of December 31, 2002 and December 31, 2003, and the reviews of the financial statements included in our Form 10-Q for the 2002 and 2003 fiscal years.

(2) Audit-Related Fees.  Eide Bailly has billed us a total amount of $42,544 and $15,000 for audit-related professional services rendered as of December 31, 2002 and December 31, 2003.  The audit-related services included services related to the Forms S-4 and 10-QSB filings made with the SEC to ensure the financial information provided within the filing was materially consistent with the financial statements.

(3) Tax Fees.  Eide Bailly has billed us a total amount of $13,087 and $18,059 for professional tax services rendered as of December 31, 2002 and December 31, 2003. The tax services included tax return preparation for August 31, 2002, March 31, 2003, and December 31, 2003.  In addition to tax return preparation, Eide Bailly assisted us in completing the information statements required by the IRS and provided to our members.

(4) All Other Fees.  Eide Bailly has billed us a total amount of $822 and $0 for other professional services rendered as of December 31, 2002 and December 31, 2003.  These other services rendered include consultation with Northern Lights management regarding certain financial requirements to obtain licensing related to its business.

(5) Audit Committee Pre-Approval Policy. Before our independent auditor, Eide Bailly, can complete any audit or non-audit related service, the Audit Committee is required to pre-approve the necessary service.  Each service performed by Eide Bailly is required to be pre-approved in writing indicating the service to be performed and the costs related to such service.  The Audit Committee is prohibited from approving any service if it determines that the independence of Eide Bailly may be impaired in connection with its audit service function.  Eide Bailly is also prohibited from performing certain non-audit services that the Audit Committee believes would impair the independence of Eide Bailly in its audit service function.

The Audit Committee approved 100% of the audit, audit related, tax and other services performed by Eide Bailly, as described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Date:	March 30, 2004	/s/ Robert Narem
Robert Narem, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHERN GROWERS, LLC

Date:	March 30, 2004	/s/ Robert Narem
Robert Narem, Chief Executive Officer and Chief Financial Officer, Manager (Principal Executive Officer)

Date:	March 30, 2004	/s/ Ronald Anderson
Ronald Anderson, Manager

Date:	March 30, 2004	/s/ Glenn Berdan
Glenn Berdan, Manager

Date:	March 30, 2004	/s/ Dennis Flemming
Dennis Flemming, Manager

Date:	March 30, 2004	/s/ Lars Herseth
Lars Herseth, Manager

Date:	March 30, 2004	/s/ Mark Lounsbery
Mark Lounsbery, Manager

Date:	March 30, 2004	/s/ Robert Metz
Robert Metz, Manager

Date:	March 30, 2004	/s/ Jeff Olson
Jeff Olson, Manager

Date:	March 30, 2004	/s/ Ronald Olson
Ronald Olson, Manager

Date:	March 30, 2004	/s/ James Peterson
James Peterson, President, Manager

Date:	March 30, 2004	/s/ Delton Strasser
Delton Strasser, Secretary, Manager

Date:	March 30, 2004	/s/ Steve Street
Steve Street, Vice President, Manager

Date:	March 30, 2004	/s/ Gregory Toben
Gregory Toben, Manager

Date:	March 30, 2004	/s/ Bill Whipple
Bill Whipple, Manager

Date:	March 30, 2004	/s/ Robert Wittnebel
Robert Wittnebel, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Organization		Appendix A to Issuer’s Prospectus filed with the Commission on March 17, 2003 (File No. 333-97215)

3.1	Articles of Organization		Appendix B to Issuer’s Prospectus filed with the Commission on March 17, 2003

3.2	Operating Agreement as adopted on April 1, 2003		Appendix B to Issuer’s Prospectus filed with the Commission on March 17, 2003

3.3	Amendment and Addendum to Operating Agreement dated July 16, 2003	X

4.1	Form of Class A Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002 (File No. 333-97215)

10.1	Design Build Construction Contract with Broin and Associates, Inc., dated November 2, 2000		Exhibit 10.1 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.2	Licensing Agreement with Broin and Associates, Inc., dated November 2, 2000		Exhibit 10.2 to the Issuer’s Form S-4 filed with the Commission July 26, 2002

10.3	Management Agreement with Broin Management, dated November 2, 2000		Exhibit 10.3 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.4	Corn Price Risk Management Agreement with Broin Management, dated November 16, 2001		Exhibit 10.4 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.5	Ethanol Marketing and Services Agreement with Ethanol Products, dated March 5, 2002		Exhibit 10.5 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003 (File No.

333-97215)

10.6	DDGS Marketing Agreement with Dakota Commodities, dated April 10, 2002	Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.7	Loan Agreement with US Bank, dated July 11, 2001	Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.8	Note, Mortgage and Security Agreement, dated July 11, 2001	Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.9	Lease Agreement with Big Stone – Grant Industrial Development and Transportation, dated April 18, 2001	Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.10	Steam Sale Agreement with Otter Tail Power Company, dated April 18, 2001	Exhibit 10.10 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.11	Water and Fuel Oil Agreement with Otter Tail Power Company, dated August 14, 2001	Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.12	Electric Service Agreement with Otter Tail Power Company, dated September 26, 2001	Exhibit 10.12 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.13	Water and Sanitary Sewer Agreement with the City of Big Stone City, dated December 21, 2001	Exhibit 10.13 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.14	Access and Rail Agreement with Otter Tail Corporation, dated April 18, 2001	Exhibit 10.14 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.15	Industry Track Agreement with Burlington Northern and Santa Fe Railway Company, dated January 8, 2002	Exhibit 10.15 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.16	Service Request Form and	Exhibit 10.17 to the

	Extended Service Agreement with NorthWestern Public Service, dated March 19, 2002		Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.17	Security Agreement and Promissory Note with US Bank, dated June 5, 2002		Exhibit 10.18 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002

10.18	Security Agreement and Promissory Note with US Bank, dated December 15, 2002		Exhibit 10.19 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003

10.19	$15 million Fixed-Rate Note with US Bank, dated January 1, 2003		Exhibit 10.20 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003

10.20	$11.1 million Variable-Rate Note with US Bank dated January 1, 2003		Exhibit 10.21 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003

10.21	$5 million Revolving Variable-Rate Note with US Bank, dated January 1, 2003		Exhibit 10.22 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003

10.22	Mortgage in favor of US Bank, dated December 31, 2002		Exhibit 10.23 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003

10.23	Memorandum of Understanding with Broin Enterprises, Inc., dated January 28, 2003		Exhibit 10.24 to the Issuer’s Form S-4/A filed with the Commission on March 6, 2003

10.24	$1.2 million Promissory Note with US Bank, dated May 1, 2003		Exhibit 10.18 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003 (File No. 333-97215)

31	Rule 13a-14/15d-14(a) Certifications	X

32	Section 1350 Certification	X

NORTHERN GROWERS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NORTHERN GROWERS, LLC

INDEPENDENT AUDITOR’S REPORT

The Audit Committee

Northern Growers, LLC

Milbank, South Dakota

We have audited the accompanying consolidated balance sheets of Northern Growers, LLC as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Growers, LLC as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on April 1, 2003, Northern Growers Cooperative was dissolved and reorganized as Northern Growers, LLC.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

February 3, 2004

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002

ASSETS

CURRENT ASSETS
Cash	$2,865,310	$4,577,457
Accounts receivable
Trade related party	3,590,952	2,705,136
Trade	500,885	615,651
Other	302,546	3,631,712
Inventory	4,300,904	4,003,443
Prepaid expenses	99,587	71,394
Investment in commodity contracts	184,622	107,095
Total current assets	11,844,806	15,711,888

PROPERTY AND EQUIPMENT
Land improvements	3,520,698	3,093,927
Equipment	33,710,785	32,988,885
Buildings	8,124,155	8,107,397
	45,355,638	44,190,209
Less accumulated depreciation	(3,619,905)	(1,173,801)
Net property and equipment	41,735,733	43,016,408

OTHER ASSETS
Financing costs	205,662	303,583
Total other assets	205,662	303,583

	$53,786,201	$59,031,879

See Notes to Consolidated Financial Statements

	2003	2002

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,339,505	$1,154,463
Accounts payable - corn	4,179,050	3,078,878
Accounts payable - related party	204,220	444,863
Accounts payable - construction - related party	476,216	438,941
Other accrued liabilities	501,574	287,041
Accrued interest	10,119	172,285
Distribution payable - Northern Growers	1,343,224	170,000
Distributions payable - Minority member	456,800	—
Notes payable - due upon demand	5,000	1,005,000
Current portion of note payable	3,134,922	3,241,651
Total current liabilities	11,650,630	9,993,122

LONG-TERM NOTE PAYABLE	20,053,377	27,858,349

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	5,014,499	4,899,960

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 and 6,328,450 units issued and outstanding	12,657,000	12,656,900
Additional paid-in capital	64,900	65,000
Retained earnings	4,345,795	3,558,548

Total members’ equity	17,067,695	16,280,448

	$53,786,201	$59,031,879

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUES
Sales	$65,557,322	$25,616,108
Incentive	5,299,940	7,140,827
Total revenues	70,857,262	32,756,935

COST OF REVENUES	58,920,917	25,055,489

GROSS PROFIT	11,936,345	7,701,446

EXPENSES
Startup expenses	—	657,132
General and administrative	2,739,136	971,749
Total operating expenses	2,739,136	1,628,881

INCOME FROM OPERATIONS	9,197,209	6,072,565

OTHER INCOME (EXPENSES)
Interest income	8,153	—
Interest expense	(1,847,108)	(963,714)
Other	23,244	618
Total other income and (expenses)	(1,815,711)	(963,096)

INCOME BEFORE MINORITY INTEREST	7,381,498	5,109,469

MINORITY INTEREST IN SUBSIDIARY INCOME	(1,770,430)	(1,229,452)

NET INCOME	$5,611,068	$3,880,017

BASIC AND DILUTED EARNINGS PER UNIT	$0.89	$0.61

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,450

DISTRIBUTIONS PER UNIT DECLARED	$0.76	$0.03

DISTRIBUTIONS PER UNIT PAID	$0.58	$—

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Capital Units	Amount	Additional paid-in Capital	Retained Earnings	Total

BALANCE, DECEMBER 31, 2001	6,328,450	$12,656,900	$65,000	$(151,469)	$12,570,431

Net income	—	—	—	3,880,017	3,880,017
Distributions payable	—	—	—	(170,000)	(170,000)

BALANCE, DECEMBER 31, 2002	6,328,450	12,656,900	65,000	3,558,548	16,280,448

Transfers and adjustments	50	100	(100)	—	—
Net income	—	—	—	5,611,068	5,611,068
Distributions payable	—	—	—	(1,343,224)	(1,343,224)
Distributions paid	—	—	—	(3,480,597)	(3,480,597)

BALANCE, DECEMBER 31, 2003	6,328,500	$12,657,000	$64,900	$4,345,795	$17,067,695

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$5,611,068	$3,880,017
Changes to net income not affecting cash
Depreciation	2,446,104	1,172,473
Amortization of loan fees	102,845	50,342
Minority interest in subsidiary’s earnings	1,770,430	1,229,452
Decrease (increase) in current assets
Accounts receivable
Related-party	(885,816)	(2,705,136)
Trade	114,766	(615,651)
Other	3,329,166	(3,572,492)
Inventory	(297,461)	(3,731,921)
Prepaid expenses	(28,193)	(303,507)
Investment in grain contract	(77,527)	(107,095)
Increase (decrease) in current liabilities
Accounts payable
Trade	185,042	1,097,542
Corn	1,100,172	3,078,878
Related-party	(240,643)	444,863
Accrued liabilities	214,533	237,287
Accrued interest	(162,166)	172,285

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,182,320	327,337

INVESTING ACTIVITIES
Purchase of property and equipment	(1,128,154)	(22,346,709)

NET CASH USED FOR INVESTING ACTIVITIES	(1,128,154)	(22,346,709)

FINANCING ACTIVITIES
Long-term notes payable issued	1,500,000	25,518,061
Change in short-term notes payable	(1,000,000)	1,000,000
Principal paid on long-term notes payable	(9,411,701)	—
Distributions paid - Northern Growers	(3,650,597)	—
Distributions paid - Minority member	(1,199,091)	—
Financing costs paid	(4,924)	(74,065)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(13,766,313)	26,443,996

NET (DECREASE) INCREASE IN CASH	(1,712,147)	4,424,624

CASH AT BEGINNING OF PERIOD	4,577,457	152,833

CASH AT END OF PERIOD	$2,865,310	$4,577,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$1,762,557	$1,215,420

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$476,216	$438,941
Distributions payable	$1,343,224	$—

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or the Company, (formerly Northern Growers Cooperative or the Cooperative) is a South Dakota limited liability company located in Milbank, South Dakota. The Company was organized to pool investors and provide a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant owned by Northern Lights Ethanol, LLC (Northern Lights). Northern Lights was formed on February 14, 2001. On June 26, 2002, the plant began grinding corn and on July 5, 2002, the ethanol plant commenced its principal operations. Prior to July 5, 2002, the Company was in the development stage. The Company sells ethanol and related products within North America.

On April 1, 2002, Whetstone Ethanol, LLC (Whetstone) was formed. The initial member of Whetstone was the Cooperative. Whetstone was formed for the purpose of acquiring the assets and liabilities of the Cooperative. On April 10, 2002, the Board of Directors of the Cooperative approved a plan of reorganization related to an exchange whereby Whetstone would acquire the assets and liabilities of the Cooperative. On March 27, 2003, the members of the Cooperative approved the plan of reorganization. The effective date of the reorganization was April l, 2003. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Whetstone. For financial statements purposes, no gain or loss was recorded as a result of the exchange transaction.

As a result of the exchange, the Cooperative was dissolved, with Whetstone’s capital units distributed to the members of the Cooperative at a rate of one Whetstone capital unit for each share of equity common stock and all voting common stock of the Cooperative surrendered and retired. In connection with the reorganization, Whetstone changed its name to Northern Growers, LLC. A minimum of 5,000 capital units is required for ownership of the Company. Such units are subject to certain transfer restrictions, including approval by the Board of Managers of the Company. The Company also retains the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their member agreement or becomes a bankrupt member. The Operating Agreement of the Company also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 77.16% owned subsidiary, Northern Lights. All significant inter-company transactions and balances have been eliminated in consolidation. For purposes of these financial statements and notes, the use of the term “the Company” will refer to the consolidated accounts of Northern Growers and Northern Lights.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand accounts and other accounts that provide withdrawal privileges.

(Continued on next page)

Revenue Recognition

Revenue from the production of ethanol and related products is recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Generally, ethanol and related products are shipped FOB shipping point. Interest income is recognized as earned.

Revenue from federal and state incentive programs is recorded when the Company has produced or sold the ethanol and satisfied the reporting requirements under each applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the federal incentive program or other factors that affect funding or allocation of funds under such program.

Shipping costs

Freight charges incurred are reported as a component of cost of revenues.

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer account balances with invoices dated over 30 days old are considered delinquent. Interest is not charged on any delinquent accounts.

Trade receivables are stated at the amount billed to the customer.

Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 30 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management believes that all trade receivables are collectible; therefore there is no valuation allowance as of December 31, 2003 and 2002.

Inventory

Ethanol and related product inventory is stated at net realizable value. Corn inventory is stated at market value, which approximates net realizable value (local market prices less cost of disposal), based on local market prices determined by grain terminals in the area of the plant. Other raw materials, spare parts and work-in-process inventory is stated at the lower of cost or market on an average cost method.

(Continued on next page)

Inventories at December 31, 2003 and 2002 are as follows:

	2003	2002
Finished goods	$1,592,046	$1,579,153
Raw materials	1,845,031	1,788,179
Work-in-process	365,060	364,589
Spare parts inventory	498,767	271,522

	$4,300,904	$4,003,443

Investment in Grain Contracts, Derivative Instruments and Hedging Activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

The Company enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. All derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying consolidated financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in earnings currently. For the statement of cash flows, such contract transactions are classified as operating activities.

Start-up Costs

Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company which do not qualify as a capitalized cost.

Financing Costs

Financing costs are amortized over the term of the related debt using the interest method of amortization. Amortization of financing costs during construction were capitalized as part of construction period interest. Accumulated amortization totaled $158,188 and $50,342 as of December 31, 2003 and 2002, respectively.

(Continued on next page)

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin Investments I, LLC in Northern Lights, plus or minus any allocation of income or loss of Northern Lights. Earnings and losses of Northern Lights are allocated to its members in proportion to the member’s capital accounts.

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

Concentrations of Credit Risk

Cash balances are maintained in bank depositories and periodically exceed federally insured limits.

Property and Equipment

Property and equipment is stated at cost. Significant additions and betterments are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Depreciation on assets placed in service is computed using the straight-line method over estimated useful lives as follows:

Land improvements	10-40 years
Equipment	3-20 years
Buildings	10-40 years

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

On June 10, 2002, the Company received a grant of $1,501,199 from the proceeds of tax increment financing bonds issued by Grant County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity, but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements related to the construction of the ethanol plant and will be repaid by Grant County from the incremental increase in property taxes related to the improvements of the property. The total amount of the grant is recorded as a reduction of the value of the property and equipment.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when liability is probable and the costs can be reasonably estimated.

(Continued on next page)

Income Taxes

Northern Growers, LLC, is not a taxpaying entity for federal and state income tax purposes and thus no income tax expense has been recorded in the statements. Income of the Company is taxed to the members in their respective returns.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform with the presentation in 2003. These reclassifications had no change in previously reported net income.

NOTE 3 -       NOTES PAYABLE

Short-Term Notes Payable

The Company received advances of $5,000 from various entities to help establish the Company. The notes are due on demand and do not bear interest.

On June 5, 2002, Northern Lights entered into a $1,000,000 promissory note with U.S. Bank National Association, Sioux Falls, South Dakota (Bank), which matured on May 1, 2003.

On December 15, 2002, Northern Lights entered in a $500,000 line of credit with U.S. Bank National Association, which matured on May 1, 2003.

The balance of the short-term notes payable as of December 31, 2003 and 2002 are as follows:

	2003	2002
Non-interest bearing notes	$5,000	$5,000
U.S. Bank promissory note	—	1,000,000
	$5,000	$1,005,000

Long-Term Notes Payable

Northern Lights had a $31,000,000 note with the Bank for the construction and permanent financing of the plant. During construction and through the balance of 2002, interest was due on a quarterly basis. Collateral for the note was the mortgage on the ethanol plant, with a net book value of approximately $41,700,000 as of December 31, 2003, and assignment of certain agreements related to the construction and operation of the plant.

On January 1, 2003, Northern Lights converted its $31.1 million construction note to three promissory notes. The terms of the promissory notes are as follows:

Variable rate, non-revolving loan for $11.1 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31. Interest is at prime plus 1% (5% at December 31, 2003). The loan has a maturity date of December 31, 2007.

Fixed rate loan for $15 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31. Interest is fixed at 6.95%. The loan has a maturity of December 31, 2007, and is subject to a prepayment penalty.

(Continued on next page)

Variable rate, revolving loan for $5 million, interest only payments required on March 31, June 30, September 30, and December 31. Interest is at prime plus 1% (5% at December 31, 2003). The loan has a maturity date of December 31, 2007.

Except as noted above, the covenants and other terms and conditions of the original note with the Bank remain applicable to these three new notes.

On May 1, 2003, Northern Lights entered into a $1,200,000 promissory note with the Bank to refinance the then remaining unpaid and outstanding short-term notes payable balances of the $500,000 line of credit and $1,000,000 promissory note. The note bears interest at 5.7%, is payable in quarterly installments of principal and interest of $84,406 beginning August 1, 2003, matures on May 1, 2007, and is subject to a prepayment penalty. The note is collateralized by the previous security agreement between the Bank and Northern Lights.

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. At December 31, 2003, Northern Lights was in compliance with its covenants. Annually, beginning May 1, 2003, the financing arrangements with US Bank include terms whereby Northern Lights makes an additional principal payment equal to 15% of Northern Lights’ excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance. The excess cash flow payment made on May 1, 2003, was $1,010,000 and was paid on the principal of the fixed rate loan with the original principal balance of $15,000,000. In conjunction with Northern Lights’ dividend distribution on September 22, 2003, an additional excess cash flow payment of $685,000 was made on the same fixed rate loan.

The balance of the long-term notes payable as of December 31, 2003 and 2002 follows:

	2003	2002
Construction note payable	$—	$31,100,000
Variable rate, non-revolving loan	9,947,268	—
Variable rate, revolving loan	—	—
Fixed rate loan	12,175,858	—
Promissory note	1,065,173	—
	23,188,299	31,100,000
Less Current Portion	(3,134,922)	(3,241,651)
	$20,053,377	$27,858,349

At December 31, 2003 and 2002, the Company had no outstanding borrowings against the variable rate revolving loan.

(Continued on next page)

Minimum principal payments through the maturity of the notes:

Years Ending December 31,	Amount

2004	$3,134,922
2005	2,996,406
2006	3,207,490
2007	13,849,481
$23,188,299

Minimum principal payments for the year ending December 31, 2004 include approximately $335,000 related to the calculation of additional principal to the Bank based on excess cash flow. Minimum principal payments for the year ending December 31, 2007 include balloon payments due at the maturity of the notes.

NOTE 4 -       RELATED PARTY TRANSACTIONS

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

Northern Lights has a construction contract with Broin and Associates, Inc. (see Note 6). Amounts due to Broin and Associates, Inc. related to the construction contract as of December 31, 2003 and 2002 were $476,216 and $438,941 respectively. Payments on the construction contract through December 31, 2003 and 2002 were $47,139,765 and $46,110,022, respectively.

During 2003, the Company entered into an agreement with Dakota Gold Marketing for the use of railcars to transport DDGS. The agreement provides for a flat rate per car, per shipment and can be terminated with 90 days notice by either party.

Additional agreements with related parties are included in Note 6.

NOTE 5 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The Company believes the carrying amount of long-term note payable obligations approximates fair value. For the construction and permanent financing, fair value approximates the carrying amount due to the variable interest rate feature of the debt.

The Company believes the carrying amount of short-term notes payable approximates their value due to the short maturity of these instruments.

(Continued on next page)

The Company believes the fair value of agreements for the purchase of utilities approximates the carrying value based on the variable terms of the agreements that follow local market rates.

NOTE 6 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Substantially all of the Company’s facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Management believes that the current practices and procedures for the control and disposition of such wastes comply with the applicable federal and state requirements.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant.

Agreements with Broin Investments I, LLC, the minority member of Northern Lights, or parties related to the minority member through common ownership, are as follows:

Construction Contract – The Company has entered into a construction contract with Broin and Associates, Inc., an affiliate of the minority member of Northern Lights. The contract, with change orders, totals approximately $47,615,000, all of which are substantially complete as of December 31, 2003.

Ethanol Marketing Contract – The Company has an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on July 5, 2007, and is automatically renewed for successive 5-year terms unless terminated 3 months prior to expiration.

Management Agreement – The Company has entered into an agreement with Broin Management, LLC for the management and operation of the ethanol plant. In exchange for these services, Broin Management receives an annual fee plus an incentive bonus of 5% of net income. The annual fee is adjusted each year for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant The agreement was executed on November 2, 2000 and payments began during February 2002, approximately six months prior to the projected start of plant operations. The term of this agreement shall continue until July 1, 2005, three years from the date the plant began processing corn, and is renewable for successive three-year terms unless terminated 90 days prior to expiration of the agreement.

The Company has entered into an agreement with Broin Management, LLC for hedge and price risk management services related to corn requirements of the plant. The agreement expires in April 2004 and is renewable for successive one-year terms unless terminated 30 days prior to expiration.

DDGS Marketing Agreement – The Company entered into an agreement with Dakota Gold Marketing, a related party through ownership by entities related to the minority member, to provide marketing and administrative services for the sale of DDGS. The agreement commenced on May 10, 2002. The agreement provides for an agency relationship in that Dakota Commodities does not take title to the DDGS but acts as a broker on behalf of Northern Lights. The agreement has a term of 5 years from commencement, and is renewable for 5-year terms unless terminated by either party with 90 days notice.

(Continued on next page)

Software Maintenance – In July 2002, the Company entered into an agreement with Broin and Associates, Inc. for new revisions to the plant’s software. The agreement has a term of three years, beginning June 1, 2002.

On December 16, 2002, the Company entered into an agreement with Broin and Associates, Inc. for the purchase of certain software and data management services. The initial fee for purchase of the software is $40,000 payable upon execution of the agreement. The fee for the maintenance service ($20,000) shall be adjusted by the Consumer Price Index on an annual basis. The agreement has a term of two years, and it automatically renews for successive two-year terms unless terminated sixty days prior to expiration.

Revenues and expense related to agreements with related parties for the years ended December 31 are as follows:

	Years Ended December 31,
	2003	2002
Ethanol gross revenues	$51,913,676	$20,499,279
Management fees expense	791,659	684,099
Marketing fees expense - all products	603,186	238,298

Agreements with unrelated parties are as follows:

Property Lease – The Company entered into a 99-year property lease (an operating lease) with Big Stone-Grant Industrial Development and Transportation, LLC. Rent is $2,400 for each of the first five years. The rent will be adjusted on January 1, 2006 and every five years thereafter. The rent will be increased five percent over the immediately preceding five-year period.

Steam – The Company has an agreement with Ottertail Corporation for steam in a specified amount for use in its ethanol manufacturing process at a base rate, adjusted annually for changes in the cost of energy. The agreement commenced on June 1, 2002 and has a term of 10 years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date.

Minimum payments related to the above agreements are summarized in the following table:

Years Ending December 31,	Lease Agreements	Management Agreements	Unconditional Purchase Agreements	Total
2004	$2,400	$347,167	$217,080	$566,647
2005	2,400	165,250	217,080	384,730
2006	2,520	—	217,080	219,600
2007	2,520	—	217,080	219,600
2008	2,520	—	217,080	219,600
2009-2100	377,155	—	741,690	1,118,845
	$389,515	$512,417	$1,827,090	$2,729,022

(Continued on next page)

Water and Fuel Oil – The Company has an agreement with Ottertail Power Company with a rate schedule for a specified quantity of water and fuel oil for 10 years, commencing January 1, 2002. The agreement is renewable for two 5-year periods, after which the agreement renews for one-year periods. Either party may terminate the agreement with notice provided one year prior to a renewal or expiration date. No minimum purchase quantities are provided in the agreement, and the prices for these items are at local market prices.

The Company also has an agreement with the City of Big Stone City, South Dakota, with a rate schedule for water and sewer services for 10 years, commencing January 1, 2002. The agreement is renewable for two 5-year periods, after which the agreement renews for one-year periods. Either party may terminate the agreement with notice provided one year prior to a renewal or expiration date. In addition to charges based on usage, the agreement requires a monthly fee of $1,500. No minimum purchase quantities are provided in the agreement, and the prices for these services are at local market prices.

Expenses related to the property lease, steam, water and fuel oil agreements for the years ended December 31, 2003 and 2002 were $3,392,378 and $303,802, respectively.

Each holder of capital units has entered into a member agreement with the Company. For each capital unit owned, one bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable 4-month period (trimester) based on several local grain elevators’ cash corn price. Based on the number of capital units outstanding, 6,328,500 bushels of corn will be delivered annually by the Company’s unit holders. This represents approximately 41% of the corn required for the operation of the plant at its 40,000,000 gallon expected capacity. Purchases of corn from corn delivery agreements and cash contracts from the Company’s unit holders totaled approximately $28,100,000 and $12,900,000 for the years ending December 31, 2003 and 2002, of which $3,382,203 and $2,890,810 was recorded as a liability at December 31, 2003 and 2002.

The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $133,153 and $2,890,810 has been earned for the USDA program years ended September 30, 2004 and 2003, respectively. Incentive revenue of $4,115,170 and $6,742,263 was recorded for the year ended December 31, 2003 and 2002, respectively, for this program.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Northern Lights Ethanol has earned $583,334 and $1,000,000 for the program year ended June 30, 2004 and 2003, respectively. Incentive revenue of $1,184,770 and $398,564 was recorded for the year ended December 31, 2003 and 2002, respectively, for this program.

Legal Proceedings – The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

(Continued on next page)

NOTE 7 -       DISTRIBUTIONS

During April 2003, Northern Lights distributed $1,750,000 of cash to its members. The Company received approximately $1,350,000, and the minority member received approximately $400,000. In conjunction with this cash distribution, the Company declared a distribution of $1,831,020 and paid a distribution to its members of approximately $1,100,000.

During September 2003, Northern Lights distributed $3,500,000 of cash to its members. The Company received approximately $2,700,000, and the minority member received approximately $800,000. In conjunction with this cash distribution, the Company declared a distribution of $1,819,575 and paid a distribution to its members of approximately $2,550,000.

During January 2004, the Northern Lights Board of Managers approved a $2,000,000 distribution, which it paid on February 10, 2004. The Company received approximately $1,543,000 and the minority member received approximately $457,000. In conjunction with this cash distribution, the Company paid a distribution to its members of approximately $1,343,000. The above distributions are recorded as a liability as of December 31, 2003.

NOTE 8 -       INCOME TAXES

As of December 31, 2003 and 2002 the book basis of assets exceeded their tax basis by approximately $7,600,000 and $2,900,000, respectively. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2003 or 2002.

NOTE 9 -       SUBSEQUENT EVENTS

Effective March 8, 2004, Alerus Securities Corporation (Alerus) will commence trading of Class A units of the Company. Members and non-members would be able to begin trading of capital units effective March 8, 2004.