Form 10-Q
period 2004-03-31
NORTHERN GROWERS LLC
filed 2004-05-17
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-97215

NORTHERN GROWERS, LLC

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA	77-0589881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48416 144th Street, PO Box 356, Big Stone City, SD 57216
(Address of principal executive offices)

605-862-7902
(Issuer’s telephone number)

205 East 22nd Avenue, Milbank, South Dakota 57252
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

On May 1, 2004, the issuer had 6,328,500 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN GROWERS, LLC

UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	December 31, 2003*

ASSETS

CURRENT ASSETS
Cash	$90,461	$2,865,310
Accounts receivable
Trade related party	4,296,725	3,590,952
Trade	557,053	500,885
Other	747,467	302,546
Inventory	4,645,911	4,300,904
Prepaid expenses	252,751	99,587
Investment in commodity contracts	2,132,174	184,622
Total current assets	12,722,542	11,844,806

PROPERTY AND EQUIPMENT
Land improvements	3,516,297	3,520,698
Equipment	33,833,820	33,710,785
Buildings	8,117,710	8,124,155
	45,467,827	45,355,638
Less accumulated depreciation	(4,239,639)	(3,619,905)
Net property and equipment	41,228,188	41,735,733

OTHER ASSETS
Financing costs	179,949	205,662
Total other assets	179,949	205,662

	$54,130,679	$53,786,201

*Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

	March 31, 2004	December 31, 2003*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$286,618	$—
Accounts payable - trade	1,273,051	1,339,505
Accounts payable - corn	2,619,442	4,179,050
Accounts payable - related party	423,015	204,220
Accounts payable - construction - related party	—	476,216
Other accrued liabilities	558,700	501,574
Accrued interest	9,307	10,119
Distribution payable - Northern Growers	—	1,343,224
Distributions payable - Minority member	—	456,800
Notes payable - due upon demand	5,000	5,000
Current portion of long-term notes payable	3,530,862	3,134,922
Total current liabilities	8,705,995	11,650,630

LONG-TERM NOTES PAYABLE	18,631,123	20,053,377

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	6,107,082	5,014,499

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	7,964,579	4,345,795

Total members’ equity	20,686,479	17,067,695

	$54,130,679	$53,786,201

*Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2004 AND 2003

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

REVENUES
Sales related party	$16,359,465	$12,410,430
Sales	4,388,113	3,234,907
Incentive	960,305	3,478,418
Total revenues	21,707,883	19,123,755

COST OF REVENUES	15,765,321	14,696,174

GROSS PROFIT	5,942,562	4,427,581

EXPENSES
General and administrative	858,342	734,097
Total operating expenses	858,342	734,097

INCOME FROM OPERATIONS	5,084,220	3,693,484

OTHER INCOME (EXPENSES)
Interest income	2,138	—
Interest expense	(385,205)	(496,333)
Other	10,214	849
Total other (expenses)	(372,853)	(495,484)

INCOME BEFORE MINORITY INTEREST	4,711,367	3,198,000

MINORITY INTEREST IN SUBSIDIARY INCOME	(1,092,583)	(761,395)

NET INCOME	$3,618,784	$2,436,605

BASIC AND DILUTED EARNINGS PER UNIT	$0.57	$0.39

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,450

DISTRIBUTIONS PER UNIT DECLARED	$—	$0.29

DISTRIBUTIONS PER UNIT PAID	$0.21	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$3,618,784	$2,436,605
Changes to net income not affecting cash
Depreciation	619,734	603,686
Amortization of loan fees	25,713	25,712
Minority interest in subsidiary’s earnings	1,092,583	761,395
Decrease (increase) in current assets
Accounts receivable	(1,206,862)	(2,705,280)
Inventory	(345,007)	1,102,607
Prepaid expenses	(153,164)	(89,687)
Investment in commodity contracts	(1,947,552)	(824,205)
Increase (decrease) in current liabilities
Accounts payable	(1,407,267)	(1,273,840)
Accrued liabilities	57,126	176,165
Accrued interest	(812)	(127,473)

NET CASH PROVIDED BY OPERATING ACTIVITIES	353,276	85,685

INVESTING ACTIVITIES
Purchase of property and equipment	(588,405)	(511,313)

NET CASH USED FOR INVESTING ACTIVITIES	(588,405)	(511,313)

FINANCING ACTIVITIES
Principal paid on long-term notes payable	(1,026,314)	(2,253,863)
Distributions paid - Northern Growers	(1,343,224)	—
Distributions paid - Minority member	(456,800)	—
Financing costs paid	—	(4,066)
Checks in excess of bank balances	286,618	—

NET CASH USED FOR FINANCING ACTIVITIES	(2,539,720)	(2,257,929)

NET (DECREASE) IN CASH	(2,774,849)	(2,683,557)

CASH AT BEGINNING OF PERIOD	2,865,310	4,577,457

CASH AT END OF PERIOD	$90,461	$1,893,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$360,305	$595,640

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$—	$590,802
Distributions payable	$—	$2,230,691

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 1 -                     NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or the Company, (formerly Northern Growers Cooperative or the Cooperative) is a South Dakota limited liability company located near Big Stone City, South Dakota. The Company was organized to pool investors and provide a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant owned by Northern Lights Ethanol, LLC (Northern Lights). Northern Lights was formed on February 14, 2001. On June 26, 2002, the plant began grinding corn and on July 5, 2002, the ethanol plant commenced its principal operations.

On April 1, 2002, Whetstone Ethanol, LLC (Whetstone) was formed. The initial member of Whetstone was the Cooperative. Whetstone was formed for the purpose of acquiring the assets and liabilities of the Cooperative. On April 10, 2002, the Board of Directors of the Cooperative approved a plan of reorganization related to an exchange whereby Whetstone would acquire the assets and liabilities of the Cooperative. On March 27, 2003, the members of the Cooperative approved the plan of reorganization. The effective date of the reorganization was April l, 2003. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Whetstone. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2003.

As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company as a limited liability company versus the Cooperative.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain amounts on the 2003 financial statements have been reclassified to conform to the current year classification.  Such reclassifications had no effect on previously reported net income.

NOTE 3 -                     INVENTORY

Inventory consisted of the following:

	March 31, 2004	December 31, 2003*
	(Unaudited)

Finished goods	$1,569,454	$1,592,046
Raw materials	2,043,135	1,845,031
Work-in-process	463,738	365,060
Spare parts inventory	569,584	498,767

	$4,645,911	$4,300,904

* Derived from audited financial statements.

NOTE 4 -                     LONG-TERM NOTES PAYABLE

Long-term notes payable with US Bank consisted of the following:

	March 31, 2004	December 31, 2003*
	(Unaudited)

Variable rate, non-revolving loan	$9,638,250	$9,947,268
Variable rate, revolving loan	—	—
Fixed rate loan	11,527,452	12,175,858
Promissory note	996,283	1,065,173
	22,161,985	23,188,299
Less current portion	(3,530,862)	(3,134,922)
	$18,631,123	$20,053,377

*Derived from audited financial statements

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Annually, the financing arrangements with US Bank include terms whereby Northern Lights makes an additional principal payment equal to 15% of Northern Lights’ excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance. In conjunction with Northern Lights’ dividend distributions on February 10, 2004, additional excess cash flow payments of $335,664, were made on the fixed rate loan. In addition, no more than 80% of net income of Northern Lights can be distributed to its owners.

Minimum principal payments for each of the next five years are as follows:

Twelve Months Ending March 31,	Amount

2005	$3,530,862
2006	3,050,203
2007	3,265,070
2008	12,315,850

$22,161,985

Minimum principal payments for the twelve months ending March 31, 2004, include approximately $680,000 related to the calculation of additional principal due based on excess cash flow as required by the financing arrangements.

The availability under the variable rate revolving loan was $5,000,000 at March 31, 2004 and December 31, 2003.

NOTE 5 -                     COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through March 31, 2004.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $1,010,124, $7,500,000 and $3,224,280 has been earned for the USDA program years ended September 30, 2004, 2003 and 2002, respectively. Incentive revenue of $876,971 and $2,924,047 was recorded for the three months ended March 31, 2004 and 2003, respectively, for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $666,667 and $1,000,000 has been earned for the South Dakota program years ended June 30, 2004 and 2003, respectively. Incentive revenue of $83,333 and $554,371 was recorded for the three months ended March 31, 2004 and 2003, respectively, for this program.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                     DISTRIBUTIONS

During February 2004, Northern Lights distributed $2,000,000 of cash to its members. The Company received $1,543,200, and the minority member received $456,800. In conjunction with this cash distribution, the Company paid a distribution to its members of $1,343,224. The above distributions were recorded as a liability as of December 31, 2003.

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for our most recently completed fiscal year included in our annual report on Form 10-KSB.  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

Overview

Northern Growers, LLC is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC. Broin Investments I, LLC owns the remaining minority interest. Northern Lights built and operates an ethanol plant near Big Stone City, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  The plant has the name-plate capacity to produce 40 million gallons of ethanol annually. Northern Lights began grinding corn on June 26, 2002 and the first ethanol was produced on July 5, 2002.  Northern Growers’ members are primarily local agricultural producers and they supply a significant portion of the plant’s corn requirements.

Northern Growers was originally formed as a South Dakota cooperative and on March 27, 2003, the members of Northern Growers approved a reorganization into a South Dakota limited liability company effective April 1, 2003.  As a result of the reorganization, each member received one Class A capital unit of a newly formed South Dakota limited liability company in exchange for each equity share owned in the cooperative.  Prior to the reorganization, the limited liability company had no operations.  Accordingly, this section discusses the consolidated financial performance, results of operations and capital resources of Northern Lights and Northern Growers, as if the cooperative had been a limited liability company since inception.

Northern Lights’ business consists of the production of ethanol and DDGS.  In addition to federal and state government incentive programs, the primary factors that influence our operating and financial performance are the prices at which we sell ethanol and DDGS and the costs related to production. Although there are various costs related to the production process, the most significant are the price at which we purchase corn and the costs of natural gas and steam. You should review these and other factors when evaluating the financial statements and results of operations.

RESULTS OF OPERATIONS

 Comparison of the three months ended March 31, 2004 and 2003

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	16,359,465		12,410,430
DDGS	4,388,113		3,234,907
Incentive	960,305		3,478,418
Total	21,707,883		19,123,755

Cost of Revenues	15,765,321	73%	14,696,174	77%

General and Administrative Expense	858,342	4%	734,097	4%

Other Operating Income (Expense)	(372,853)	(2)%	(495,484)	(3)%

Minority Interest in Subsidiary	(1,092,583)	(5)%	(761,395)	(4)%
Net Income	$3,618,784	17%	$2,436,605	13%

Revenues-Revenues increased $2.6 million or 14% to $21.7 million for the quarter ended March 31, 2004 from $19.1 million for the first quarter of 2003.  The $2.6 million increase in revenues is due to increased revenues from the sale of ethanol and DDGS, offset by a decrease in incentive revenue.  The increase in revenue from the sales of ethanol and DDGS between periods was caused by the following factors: an increase in volume of ethanol sales by 19%; an increase in volume of DDGS sales by 29%; an increase in the average sales price for ethanol by 11%; and an increase in the average sales price for DDGS by 8%. The increase in sales volume for both ethanol and DDGS was due in part to an increased production rate at the plant, which allowed more ethanol and DDGS to be produced and made available for sale. The increase in the price of ethanol was caused primarily by an increase in the price of unleaded gasoline, as the price of ethanol tends to follow the price of unleaded gasoline. The increase in the price of DDGS was the result of the overall improvement in the substitute livestock-feed markets, such as soybean meal, where prices have steadily increased.

While revenue from the sale of ethanol and DDGS increased between the three months ended March 31, 2004 and March 31, 2003, the total incentive revenues from federal and state government incentive programs decreased by 72% from the three months ended March 31, 2003 to the three months ended March 31, 2004. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $2.047 million or 70% to $876,971 for the quarter ended March 31, 2004 from $2.92 million for the first quarter of 2003.  This decrease was primarily because the payments under the Bioenergy Program are based in part on a plant’s increase in production from the previous year’s corresponding quarter. Since Northern Lights did not commence production until July 2002, the difference in production between the first quarter of 2002 and 2003 reflected the largest increase in production and, thus, the $2.047 million in incentive revenue earned under the program. Between the first quarters of 2003 and 2004, however, there was a significantly less increase in production and, therefore, less incentive revenue earned under the program for the first quarter of 2004. The decrease is also based upon the uncertainty of available funds under the Bioenergy Program caused by a funding shortfall in the 2003 program year. This uncertainty resulted in Northern Lights estimating and accruing only 75% of the anticipated allocation of funds under the program during the three months ended March 31, 2004.

Incentive revenue from the state of South Dakota decreased $471,038 or 85% to $83,333 for the three months ended March 31, 2004 from $554,371 for the first quarter of 2003.  For the 2003 program year beginning on July 1, 2002, which includes the three months ended March 31, 2003, South Dakota’s incentive payment program was based on the actual number of gallons of ethanol sold and the total amount of payment requests received from ethanol plants located in South Dakota.  The amount received in terms of payment during this period varied on a monthly basis. Starting with the new program year beginning July 1, 2003, however, South Dakota began allocating to each plant, monthly incentive income based on 1/12th of the total $1 million program year payment anticipated for each plant. In addition, because of an increase in the number of ethanol plants operating in South Dakota between the first quarter of 2003 and first quarter of 2004, the funding allocated to the program was depleted after the January 2004 payment. Management, however, expects that funding and payments under this program will begin again on July 1, 2004 with the start of the new 2005 program year, although it is uncertain how much the payment will be, the period of time for which payments will be made, and whether there will be adequate funding under the program to cover the requests made for payment by the ethanol plants located in South Dakota.

Cost of Revenues-Cost of revenues increased $1.1 million or 7% to $15.8 million for the three months ended March 31, 2004 from $14.7 million for the first quarter of 2003.  While the total costs of revenues increased by $1.1 million, due primarily from an increased production rate at the plant during the first quarter of 2004, the cost of revenues as a percentage of total sales revenues decreased by 18% from the first quarter of 2003 to the first quarter of 2004.  This 18% decrease is primarily the result of a 29% reduction in energy costs per gallon of ethanol produced. The average price of natural gas decreased by 12% from the first quarter of 2003 to the first quarter of 2004. Further, the transfer and use of steam from the immediately adjacent Big Stone Power Plant decreased energy costs during the first quarter of 2004, compared to the first quarter of 2003, by partially replacing the use of higher-priced natural gas. During the first quarter of 2003, the transfer and use of steam in the production process from the Big Stone Power Plant was not yet fully operational, resulting in a greater reliance on natural gas for the production process and, therefore, higher energy costs.

The use of an effective corn price risk management strategy through the use of forward cash contracts, futures and options, resulted in a 1% decrease in total corn costs from the first quarter of 2003 to the first quarter of 2004, despite a 25% increase in the average cash price of corn from the first quarter of 2003 to the first quarter of 2004.  Management anticipates that the price of corn will be subject to extreme volatility in the next three to six months due to various factors. A reduction in the projected quantity of corn harvested due to inclement weather or the total amount of corn actually planted by farmers, or an increase in demand for corn nationally or globally, could result in increased corn prices, which would have an adverse effect on the cost of revenues.

General and Administrative Expenses-General and administrative expenses increased approximately $124,000 or 17% to $858,000 for the quarter ended March 31, 2004 from $734,000 for the first quarter of 2003.  The increase in general and administrative expenses is primarily the result of increased management fees and employee profit-sharing costs during the first quarter of 2004, which are both based on the increased profitability of Northern Lights.

Interest Expense-Interest expense decreased $111,000 or 22% to $385,000 for the quarter ended March 31, 2004 from $496,000 for the first quarter of 2003.  The decrease in interest expense was primarily due to a $7.7 million reduction in outstanding debt from the first quarter of 2003 to the first quarter of 2004.  Of the $7.7 million reduction, $5.0 million of that debt reduction was made on the $5 million variable-rate, revolving note.

Net Income-Net income increased $1.2 million or 49% to $3.6 million for the quarter ended March 31, 2004 from $2.4 million for the first quarter of 2003.  This change was caused by increases in the production rate and sales price of ethanol and DDGS, along with decreases in energy costs and interest expense, all of which is discussed above.

Liquidity and Capital Resources

The following table shows the cash flows between the quarter ended March 31, 2004 and the quarter ended March 31, 2003:

	Quarter ended March 31,
	2004 $	2003 $
Net cash from operating activities	353,276	85,685
Net cash (used for) investing activities	(588,405)	(511,313)
Net cash (used for) financing activities	(2,539,720)	(2,257,929)

Cash Flow From Operations.  The net cash flow from operating activities was approximately $353,000 for the three months ended March 31, 2004, compared to providing $85,000 for the three months ended March 31, 2003.  The increase of approximately $268,000 was primarily the result of an increase in net income of $1.2 million, offset by an increase in the value of inventory on hand, and the increase in investment in commodity contracts to protect against the volatile corn market during the first and subsequent quarters of 2004.

Cash Flow From Investing Activities.  The net cash flow used for investing activities was $588,000 for the three months ended March 31, 2004, compared to the use of $511,000 for the three months ended March 31, 2003.  The increase of approximately $77,000 was due to the final payment being made on plant construction and a small increase in the purchase of plant and equipment during the first quarter of 2004.

Management estimates that at least $500,000 in capital expenditures will be made in the next six to twelve months for general improvements to the plant, which are expected to be financed from cash flow from operations. These capital improvements relate to the dryers, electrical and storage units at the plant.

Cash Flow From Financing Activities.  The net cash used for financing activities was approximately $2.5 million for the three months ended March 31, 2004, compared to the use of $2.3 million for the three months ended March 31, 2003.  The first quarter of 2004 included repayment of principal on Northern Lights’ debt of $1.0 million, a $1,343,000 cash distribution to our members, a $456,000 cash distribution to the minority member of Northern Lights, and Northern Lights’ checks in excess of bank balances of $286,000.  The first quarter of 2003 included repayment of principal on Northern Lights’ debt of $2.2 million, including a $1.7 million repayment on its $5 million variable-rate, revolving note.

U.S. Bank National Association, Sioux Falls, South Dakota, is Northern Lights’ primary lender.  On July 11, 2001 Northern Lights entered into a Loan Agreement and Note with U.S. Bank for up to $31.1 million in debt financing to fund the balance of the construction costs and other start-up expenses for the ethanol plant. As of January 1, 2003, Northern Lights refinanced the outstanding balance on its Construction Note with U.S. Bank into a $11.1 million variable-rate, non-revolving note; a $15 million fixed-rate note; and a $5 million variable-rate, revolving note. The notes from U.S. Bank are secured by Northern Lights’ leasehold interest, easement rights, improvements, personal property (including general intangibles), and contracts.

The $15 million fixed-rate note bears 6.95% interest annually and requires equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There is a prepayment penalty if Northern Lights prepays the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights is required to prepay U.S. Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the excess cash flow but not more than 20% of the outstanding principal balance of the loan. On February 10, 2004, an excess cash flow payment of $335,664 was made on this note, in conjunction with the distribution made to Northern Growers and the minority interest member of Northern Lights.  A total of $648,407 in principal payments was made on the fixed rate note during the three months ended March 31, 2004, compared to principal payments of $265,680 made in the first quarter of 2003.

The $11.1 million variable-rate, non-revolving note bears interest at 1.00% over U.S. Bank’s prime rate.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note is due on December 31, 2007.  As of March 31, 2004, Northern Lights’ variable rate was 5.00%.  Principal payments of $309,018 were made on the variable-rate note during the three months ended March 31, 2004, compared to principal payments of $288,183 made in the first quarter of 2003.

The $5 million variable-rate, revolving note bears interest at 1.00% over U.S. Bank’s prime rate, requires quarterly interest only payments, and is due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal amount on the note and $5 million. Northern Lights pays an unused commitment fee of 0.5% per year that is assessed quarterly on any funds not borrowed under the note.  As of March 31, 2004, the outstanding principal balance on the note was zero, and the variable rate was 5.00%, compared to the outstanding principal balance on the note of $3,300,000 as of March 31, 2003.

The Loan Agreement requires that Northern Lights provide U.S. Bank with audited annual and unaudited quarterly financial statements.  In addition, it contains minimum debt service coverage ratios, minimum working capital, minimum tangible net worth, a maximum capital expenditure limitation and other standard negative and affirmative covenants. If an event of default occurs, as defined in the Loan Agreement, U.S. Bank may terminate the Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement include failure to make payments when due or violation of one or more of the Agreement’s covenants. Management believes that Northern Lights is currently in compliance with all covenants and restrictions under the Loan Agreement.

On June 5, 2002, Northern Lights executed a promissory note for up to $1 million in favor of U.S. Bank for the acquisition and installation of a regenerative thermal oxidizer, a pollution control device designed to reduce emissions.  On December 15, 2002, Northern Lights executed an additional promissory note for up to $500,000 in favor of U.S. Bank for the acquisition and installation of a second regenerative thermal oxidizer to supplement the plant’s primary regenerative thermal oxidizer. On May 1, 2003, the two promissory notes were refinanced as a new $1.2 million note.  Northern Lights pays interest on the outstanding balance of the promissory note at a fixed rate of 5.70%.  Northern Lights will make quarterly principal and interest payments on the note of $84,406 with the final payment due on May 1, 2007, Northern Lights made $68,890 in principal payments for the three months ended March 31, 2004.  The new promissory note is secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Commodity Credit Corporation Bioenergy Program.

Management anticipates that the plant will continue to operate at name-plate capacity for the next twelve months. Management also expects in the next twelve months to have sufficient cash flow from operations to cover operating and administrative costs, capital expenditures and debt service obligations.

The following table provides information regarding the consolidated contractual obligations of Northern Growers as of March 31, 2004:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$22,161,985	$3,530,862	$6,315,273	$12,315,850	$0

Land Lease	388,915	2,400	4,950	5,040	376,525

Management Agreements	473,360	385,355	88,005	0	0

Unconditional Purchase Obligations	1,772,820	217,080	434,160	434,160	687,420

Total Contractual Cash Obligations	$24,797,080	4,135,697	6,842,388	12,755,050	1,063,945

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

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

Inventory Valuation

Northern Lights accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  Northern Lights derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market values of corn inventory are recognized as a component of cost of revenues.  Ethanol and DDGS inventories are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on an average cost method.

Revenue Recognition.

 Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns.  Generally, ethanol and related products are shipped FOB shipping point.  Interest income is recognized when earned.

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program.  When it is uncertain that we will receive full allocation and payment due under the federal incentive program, we derive an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program.  The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the federal incentive program or other factors that affect funding or allocation of funds under such program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Northern Lights is exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. Northern Lights has no exposure to foreign currency risk as all of its business is conducted in U.S. dollars.

Commodity Price Risk

Northern Lights produces ethanol and its co-product, distiller’s dried grains with solubles (DDGS), from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Northern Lights also uses natural gas in the ethanol and DDGS production process, and as such is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count, and the amount of U.S. natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons.

Northern Lights attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies.  Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of Northern Lights’ total corn and natural gas ownership relative to its monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

Corn is hedged with derivative instruments including futures and options contracts offered through the Chicago Board of Trade. Forward cash corn and basis contracts are also utilized to minimize future price risk.  Similarly, natural gas is hedged with futures and options contracts offered through the New York Mercantile Exchange.  Basis contracts are likewise utilized to minimize future price risk.

Unrealized gains and losses on futures and options contracts used as economic hedges of corn inventory, as well as on forward cash corn and basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for corn futures on the Chicago Board of Trade.  Corn inventories are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts, are offset by gains or losses on inventories during the same accounting period.

Unrealized gains and losses on futures and options contracts used as economic hedges of natural gas, as well as basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for natural gas futures on the New York Mercantile Exchange.  The natural gas inventories hedged with these derivatives or basis contracts are valued at the spot price of natural gas, plus or minus the gain or loss on the futures or options positions relative to the month-end settlement price on the New York Mercantile Exchange.

Interest Rate Risk

Northern Lights’ interest rate risk exposure pertains primarily to its variable rate, long-term debt. Specifically, Northern Lights has $9,638,250 million outstanding in variable rate, long-term debt as of March 31, 2004.  The interest rate on the variable rate, long-term debt is 1.0% over U.S. Bank’s prime rate, which was 5.0% as of March 31, 2004. Northern Lights manages its interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  Northern Lights has $12,523,735 outstanding in fixed rate, long-term debt as of March 31, 2004, of which $11,527,452 is subject to an interest rate of 6.95% and $996,283 is subject to an interest rate of 5.7%.

Item 4.  Controls and Procedures

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Northern Growers’ and Northern Lights’ actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While Northern Growers believes that these statements are accurate, its business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•        While it is expected that the emissions control equipment and technology installed will eliminate any potentially dangerous emissions from the ethanol production process and allow Northern Lights to comply with existing environmental regulations, there is no guarantee that it will.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Northern Lights Ethanol, LLC is currently a party in a pending matter before the South Dakota Board of Minerals and Environment in Pierre, South Dakota.  On December 29, 2003, Northern Lights, five other ethanol plants in South Dakota, and Broin Management, LLC, filed a petition with the South Dakota Board of Minerals and Environment against the South Dakota Department of Environment and Natural Resources (DENR).  The petition requests that the Board of Minerals and Environment bar the DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier,” which is not the required testing methodology for quantifying emissions under Northern Lights’ Title V Air Quality Operating Permit. The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving the South Dakota air quality laws.  The Board of Minerals and Environment has the authority to hear petitions regarding the application of DENR’s rules governing air quality matters.

The petition alleges that the DENR’s use of the multiplier for quantifying emissions is inappropriate and unlawful.  Northern Lights and the other petitioners contend that South Dakota and federal regulations do not require or permit the use of the multiplier.  The use of the multiplier changes the way emission quantities are reported, typically increasing the reported quantity of emissions and making it potentially more difficult to comply with the Title V Air Quality Operating Permit and the standards under the Clean Air Act.  A hearing on this matter before the Board of Minerals and Environment is scheduled for June 16, 2004 in Pierre, South Dakota, the outcome of which is uncertain at this time.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Northern Growers entered into an amended Trading Service Agreement with Alerus Securities Corporation on February 2, 2004, under which Alerus reaffirmed its agreement to operate an alternative trading system for the trading of Northern Growers’ Class A capital units. On March 8, 2004, Alerus commenced the operations of the alternative trading system for the trading of Northern Growers’ Class A capital units. To access the trading system, a person may contact Alerus directly at www.alerusagstock.com or through www.northernlightsethanol.com.

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

Dated: May 17, 2004
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

NORTHERN GROWERS, LLC

Exhibit Number	Description

2.1

Plan of Reorganization(1)

3.1	Articles of Organization(2)
3.2	Operating Agreement, as adopted on April 1, 2003(3)
3.3	Amendment and Addendum to Operating Agreement dated July 16, 2003 (4)
3.4	Articles of Amendment to Articles of Organization(3)
4.1	Form of Class A Unit Certificate(5)
10.1	Amended Trading Service Agreement and Operational Manual with Alerus Securities Corporation dated February 2, 2004
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1) Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).

(2) Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).

(3) Incorporated by reference from Appendix B to the issuer’s information statement/prospectus filed as part of the issuer’s Registration Statement on S-4 (File No. 333-97215).

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-KSB filed on March 30, 2004 (File No. 333-97215).

(5) Incorporated by reference from the same numbered exhibit to the issuer’s information statement/prospectus filed as part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).