Form 10-Q
period 2004-06-30
NORTHERN GROWERS LLC
filed 2004-08-16
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

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

On August 2, 2004, the issuer had 6,328,500 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

2

NORTHERN GROWERS, LLC

UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003*

ASSETS

CURRENT ASSETS
Cash	$30,990	$2,865,310
Accounts receivable
Trade related party	4,552,142	3,590,952
Trade	420,459	500,885
Other	87,355	302,546
Other - related party	148,234	—
Inventory	3,434,353	4,300,904
Prepaid expenses	189,806	99,587
Investment in commodity contracts	393,647	184,622
Total current assets	9,256,986	11,844,806

PROPERTY AND EQUIPMENT
Land improvements	3,629,321	3,520,698
Equipment	33,993,077	33,710,785
Buildings	8,117,709	8,124,155
	45,740,107	45,355,638
Less accumulated depreciation	(4,859,354)	(3,619,905)
Net property and equipment	40,880,753	41,735,733

OTHER ASSETS
Financing costs	154,238	205,662
Total other assets	154,238	205,662

	$50,291,977	$53,786,201

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$581,750	$—
Accounts payable - trade	1,320,834	1,339,505
Accounts payable - corn	2,044,732	4,179,050
Accounts payable - related party	53,541	204,220
Accounts payable - construction - related party	—	476,216
Other accrued liabilities	514,347	501,574
Accrued interest	8,798	10,119
Distribution payable - Northern Growers	—	1,343,224
Distributions payable - Minority member	—	456,800
Notes payable - due upon demand	5,000	5,000
Current portion of long-term notes payable	3,127,282	3,134,922
Total current liabilities	7,656,284	11,650,630

LONG-TERM NOTES PAYABLE	18,542,142	20,053,377

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	5,499,516	5,014,499

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	5,872,135	4,345,795

Total members’ equity	18,594,035	17,067,695

	$50,291,977	$53,786,201

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003

REVENUES
Sales related party	$16,998,201	$12,456,027	$33,357,666	$24,859,681
Sales	4,000,453	3,597,653	8,388,566	6,839,336
Incentive	(39,959)	1,188,035	920,346	4,666,453
Total revenues	20,958,695	17,241,715	42,666,578	36,365,470

COST OF REVENUES	22,881,539	15,657,094	38,646,860	30,353,268

GROSS (LOSS) PROFIT	(1,922,844)	1,584,621	4,019,718	6,012,202

EXPENSES
General and administrative	421,454	574,309	1,279,797	1,308,406
Total operating expenses	421,454	574,309	1,279,797	1,308,406

(LOSS) INCOME FROM OPERATIONS	(2,344,298)	1,010,312	2,739,921	4,703,796

OTHER INCOME (EXPENSES)
Interest income	1,954	—	4,092	—
Interest expense	(370,273)	(491,152)	(755,478)	(987,485)
Other	12,608	11,719	22,822	12,568
Total other income (expenses)	(355,711)	(479,433)	(728,564)	(974,917)

(LOSS) INCOME BEFORE MINORITY INTEREST	(2,700,009)	530,879	2,011,357	3,728,879

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS	607,565	(133,773)	(485,017)	(895,168)

NET (LOSS) INCOME	$(2,092,444)	$397,106	$1,526,340	$2,833,711

BASIC AND DILUTED (LOSS) EARNINGS PER UNIT	$(0.33)	$0.06	$0.24	$0.45

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,450	6,328,500	6,328,450

DISTRIBUTIONS PER UNIT DECLARED	$—	$—	$—	$0.29

DISTRIBUTIONS PER UNIT PAID	$—	$0.17	$0.21	$0.17

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$1,526,340	$2,833,711
Changes to net income not affecting cash
Depreciation	1,243,008	1,214,656
Amortization of loan fees	51,424	51,423
Minority interest in subsidiary’s earnings	485,017	895,168
Decrease (increase) in current assets
Accounts receivable	(813,807)	(4,661,162)
Inventory	866,551	1,057,666
Prepaid expenses	(90,219)	(211,376)
Investment in commodity contracts	(209,025)	(39,543)
Increase (decrease) in current liabilities
Accounts payable	(2,303,668)	(1,166,799)
Accrued liabilities	12,773	73,265
Accrued interest	(1,321)	(160,885)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	767,073	(113,876)

INVESTING ACTIVITIES
Purchase of property and equipment	(864,244)	(1,000,438)

NET CASH USED FOR INVESTING ACTIVITIES	(864,244)	(1,000,438)

FINANCING ACTIVITIES
Notes payable issued	––	1,500,000
Change in short-term notes payable	––	(1,000,000)
Principal paid on long-term notes payable	(1,518,875)	(2,428,106)
Distributions paid - Northern Growers	(1,343,224)	(1,100,020)
Distributions paid - Minority member	(456,800)	(399,691)
Financing costs paid	––	(4,208)
Checks in excess of bank balances	581,750	––

NET CASH USED FOR FINANCING ACTIVITIES	(2,737,149)	(3,432,025)

NET DECREASE IN CASH	(2,834,320)	(4,546,339)

CASH AT BEGINNING OF PERIOD	2,865,310	4,577,457

CASH AT END OF PERIOD	$30,990	$31,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$705,310	$1,093,674

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six month period ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

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

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

	June 30, 2004 (Unaudited)	December 31, 2003*

Finished goods	$1,371,059	$1,592,046
Raw materials	1,073,900	1,845,031
Work-in-process	396,582	365,060
Spare parts inventory	592,812	498,767

	$3,434,353	$4,300,904

* Derived from audited financial statements.

NOTE 4 - LONG-TERM NOTES PAYABLE

Long-term notes payable with US Bank consisted of the following:

	June 30, 2004 (Unaudited)	December 31, 2003*

Variable rate, non-revolving loan	$9,329,232	$9,947,268
Variable rate, revolving loan	207,560	––
Fixed rate loan	11,206,558	12,175,858
Promissory note	926,074	1,065,173
	21,669,424	23,188,299
Less current portion	(3,127,282)	(3,134,922)
	$18,542,142	$20,053,377

* Derived from audited financial statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Annually, the financing arrangements with US Bank include terms whereby Northern Lights makes an additional principal payment equal to 15% of Northern Lights’ excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance. In conjunction with Northern Lights’ dividend distributions on February 10, 2004, additional excess cash flow payments of $335,664 were made on the fixed rate loan. In addition, no more than 80% of net income of Northern Lights can be distributed to its owners.

Minimum principal payments for each of the next four years are as follows:

Twelve Months Ending June 30,	Amount

2005	$3,127,282
2006	3,126,958
2007	3,348,593
2008	12,066,591

$21,669,424

Minimum principal payments for the twelve months ending June 30, 2004, include approximately $206,000 related to the calculation of additional principal due based on excess cash flow as required by the financing arrangements.

The availability under the variable rate revolving loan was $4,792,440 at June 30, 2004 and $5,000,000 at December 31, 2003.

NOTE 5 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through June 30, 2004.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $816,410, $7,500,000 and $3,224,280 has been earned for the USDA program years ended September 30, 2004, 2003 and 2002, respectively. Incentive revenue of $753,679, and $3,982,018 was recorded for the six months ended June 30, 2004 and 2003, respectively, for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $666,667 and $1,000,000 has been earned for the South Dakota program years ended June 30, 2004 and 2003, respectively. Incentive revenue of $166,667 and $684,436 was recorded for the six months ended June 30, 2004 and 2003, respectively, for this program.

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

Overview

Northern Growers, LLC is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC. Broin Investments I, LLC owns the remaining minority interest. Northern Lights built and operates an ethanol plant near Big Stone City, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  The plant has the name-plate capacity to produce 40 million gallons of ethanol and 120,000 tons of DDGS on an annual basis. Northern Lights began grinding corn on June 26, 2002 and the first ethanol was produced on July 5, 2002.  Northern Growers’ members are primarily local agricultural producers and they supply a significant portion of the plant’s corn requirements.

Northern Lights Ethanol’s operating and financial performance are largely driven by the prices at which it sells ethanol and DDGS and the costs related to production. The price of ethanol and DDGS is influenced by factors such as supply and demand, prices of unleaded gasoline, soybean meal and other animal feed protein markets, weather, and government policies and programs. Although federal and state government incentive programs have been a significant source of revenue and income since Northern Lights began production, the programs are less significant today because of the means by which the programs structure, fund, and condition the payments. With respect to the various costs in the production process, the two most significant are typically the costs of corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy implemented to protect against the price volatility of these commodities. In the second quarter of 2004, our cost of revenues was adversely affected by the cost of corn, which impacted our results of operations and financial performance.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2004 and 2003

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	16,998,201	81%	12,456,027	72%
DDGS	4,000,453	19%	3,597,653	21%
Incentive	(39,959)	0%	1,188,035	7%
Total	20,958,695	100%	17,241,715	100%

Cost of Revenues	22,881,539	109%	15,657,094	91%

General and Administrative Expense	421,454	2%	574,309	3%

Other Operating Income (Expense)	(355,711)	(2)%	(479,433)	(3)%

Minority Interest in Subsidiary	607,565	3%	(133,773)	(1)%
Net Income (Loss)	$(2,092,444)	(10)%	$397,106	2%

Revenues- Revenue from the sale of ethanol increased approximately 36% from the three months ended June 30, 2003 to the three months ended June 30, 2004.  The increase is due primarily to a 35% increase in the average sales price per gallon of ethanol. The increase in the price of ethanol is due primarily to the continuation of relatively strong demand for ethanol and higher prices of unleaded gasoline.

Revenue from the sale of DDGS increased approximately 11% from the three months ended June 30, 2003 to the three months ended June 30, 2004. The increase in DDGS revenue is due primarily to a 9% increase in the volume of DDGS sold.

In addition, the total incentive revenues from federal and state government incentive programs decreased by 103% from the three months ended June 30, 2003 to the three months ended June 30, 2004. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $934,700 or 112% to ($123,000) for the quarter ended June 30, 2004 from $1,058,000 for the second quarter of 2003.  There are several reasons for this decrease: First, the payments under the Bioenergy Program are based in part on a plant’s increase in production from the previous year’s corresponding quarter.  Northern Lights had a decrease in production for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.  Therefore, no incentive revenue was recorded for the second quarter of 2004.  Second, management overestimated the amount of revenue earned and to be paid under the program during the three months ended March 31, 2004. During the three months ended March 31, 2004, management estimated that 75% of the amount Northern Lights was eligible for in terms of allocation under the program would actually be paid to Northern Lights.  However, for the three months ended March 31, 2004, the program paid Northern Lights 63% of the amount it was eligible for under the program because the total number of payment requests during this period exceeded available funding under the program. The overestimate resulted in an adjustment and recording of ($118,000) in incentive revenue for the three months ended June 30, 2004.  Finally, Northern Lights revised its applications for payment under the program for the quarters ended March 31, 2004 and December 31, 2003 by restating and reducing the number of ethanol gallons produced for these periods.  This resulted in a further adjustment and recording of ($5,000) in incentive revenue for the three months ended June 30, 2004.

Incentive revenue from the state of South Dakota decreased $47,000 or 36% to $83,000 for the three months ended June 30, 2004, from $130,000 for the three months ended June 30, 2003. The decrease between quarters is primarily attributed to a change in payment formula and the availability of funds under the program. For the 2003 program year beginning on July 1, 2002, which includes the three months ended June 30, 2003, South Dakota’s incentive payment program was based on the actual number of gallons of ethanol sold and the total amount of payment requests received from ethanol plants located in South Dakota. Consequently, the amount received in terms of payment varied on a monthly basis. But starting with the new 2004 program year on July 1, 2003, South Dakota began allocating to each plant, monthly incentive income based on a formula of 1/12th of $1 million, or $83,333 per month. The decrease was also caused by an increase in the number of ethanol plants operating in South Dakota between the second quarter of 2003 and second quarter of 2004. With more plants operating in South Dakota and requesting payments in the 2004 program year, all of the available funds under the program were depleted in full by January 2004. Hence, no incentive revenue was recorded for the remainder of the 2004 program year ending June 30, 2004. Northern Lights did however record incentive revenue for the month of June, the payment to be made from 2005 program year funding.  Management anticipates that payments under this program will resume after July 1, 2004 with the start of the new 2005 program year, although it is uncertain how long payments will be made and whether funding under the program will be adequate to cover the requests for payment from plants in South Dakota.

Cost of Revenues-Cost of revenues increased $7.2 million or 46% to $22.9 million for the three months ended June 30, 2004 from $15.7 million for the three months ended June 30, 2003. The increase in the cost of revenues occurred primarily because of an increase in the cost of corn. Other energy costs, including the cost of natural gas, remained relatively the same between the second quarter of 2003 and 2004. While the cost of revenues as a dollar amount increased 46% between quarters, the cost of revenues as a percentage of total sales revenue increased by only 11% from the second quarter of 2003 to the second quarter of 2004. The 11% increase in cost of revenues as a percentage of sales revenues is principally due to an increase in corn costs at a time of rising sales revenues.

The increase in the cost of corn is attributed to the impact of low world corn carryout prior to the 2004 growing season, projections about the quantity of corn to be harvested and demand for corn nationally and globally, weather, and the corn price risk management strategy implemented during the second quarter of 2004 based on the use of futures, options and forward cash contracts. Management believes the price of corn may continue to be subject to extreme volatility in the next three to four months because of possible inclement weather, projections about the quantity of corn to be harvested, actual quantity of corn harvested, or increases in demand for corn nationally or globally. Yet, management does not expect a recurrence in the next three to four months of such a high cost of corn, similar to that experienced during the three months ended June 30, 2004.

General and Administrative Expenses-General and administrative expenses decreased  $153,000 or 27% to $421,000 for the quarter ended June 30, 2004 from $574,000 for the second quarter of 2003. The decrease was due primarily to lower management incentive fees resulting from a net loss, as incentive fees vary directly on the amount of net income or loss.

Interest Expense-Interest expense decreased $120,900 or 25% to $370,300  for the quarter ended June 30, 2004 from $491,200 for the second quarter of 2003.  The decrease in interest expense was primarily due to an $8.5 million reduction in outstanding debt from June 30, 2003 to June 30, 2004.  Of the $8.5 million reduction, $4.8 million of that reduction was made on the $5 million variable-rate, revolving note.

Net Income-Net income decreased $2.5 million to a net loss of ($2.1 million) for the second quarter of 2004 from a net profit of $397,000 for the second quarter of 2003.  This change was caused primarily by increase in the cost of corn and a decrease in incentive revenue, all of which is discussed above.

Comparison of the six months ended June 30, 2004 and 2003

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	33,357,666	78%	24,859,681	68%
DDGS	8,388,566	20%	6,839,336	19%
Incentive	920,346	2%	4,666,453	13%
Total	42,666,578	100%	36,365,470	100%

Cost of Revenues	38,646,860	91%	30,353,268	83%

General and Administrative Expense	1,279,797	3%	1,308,406	4%

Other Operating Income (Expense)	(728,564)	(2)%	(974,917)	(3)%

Minority Interest in Subsidiary	(485,017)	(1)%	(895,168)	(2)%
Net Income	$1,526,340	4%	$2,833,711	8%

Revenue-Revenue for Northern Lights Ethanol increased $6.3 million or 17% to $42.7 million for the six months ended June 30, 2004 from $36.4 million for the six months ended June 30, 2003. The change in revenue is due to an increase in both ethanol and DDGS sales revenue, offset by a decrease in incentive revenue.

Revenue from the sale of ethanol increased approximately 34% from the six months ended June 30, 2003 to the six months ended June 30, 2004.  The increase during the six months ended June 30, 2004 is attributed to a 10% increase in volume of ethanol sold, along with a 23% increase in the sales price of ethanol.  The increase in volume sold is due to a 13% increase in the volume of ethanol produced, which was created by an improvement in plant efficiencies, and the relatively strong demand for ethanol.  The 23% increase in price of ethanol is similarly attributed to the relatively strong demand for ethanol and a higher price for unleaded gasoline.

Revenue from the sale of DDGS increased approximately 23% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase in DDGS sales is due primarily to a 19% increase in volume sold during the period.

The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $3.2 million or 81% to $753,700 for the six months ended June 30, 2004 from $4.0 million for the six months ended June 30, 2003.  This decrease is attributed to payments under the Bioenergy Program being based in part on a plant’s increase in production from the previous year’s corresponding quarter. Since Northern Lights did not commence production until July 2002, the difference in production between the first six months of 2002 and the first six months of 2003 reflected the largest increase in production and, therefore, the largest amount of incentive revenue earned.  Because there was significantly less increase in production from the six months ended 2003 to the six months ended 2004, there was, accordingly, less incentive revenue earned in 2004.

Incentive revenue from the state of South Dakota decreased $517,700 or 76% to $166,700 for the six months ended June 30, 2004, from $684,400 for the six months ended June 30, 2003. The decrease between periods is primarily attributed to a change in payment formula and an earlier than anticipated depletion of funding during the 2004 program year.

Cost of Revenues-Cost of revenues increased $8.3 million or 27% to $38.6 million for the six months ended June 30, 2004 from $30.3 million for the six months ended June 30, 2003. The increase in the cost of revenues occurred primarily because of an increase in the cost of corn.  Energy costs decreased by 12% from the six months ended June 30, 2003 to six months ended June 30, 2004 due to a 3% reduction in the average price of natural gas.  In addition, the decrease in energy costs was due in part to the realization of newly improved efficiencies resulting from a 25% increase in the use of steam from the adjacent Big Stone Power Plant.  During the first six months of 2003, the transfer and use of steam in the production process from the Big Stone Power Plant was not yet fully operational, resulting in a greater reliance on natural gas for the production process and, therefore, higher energy costs compared to first six months of 2004.

Corn costs increased 30% from the six months ended 2003 to the six months ended 2004 because of the impact of low world corn carryout prior to the growing season, projections about the quantity of corn to be harvested and demand for corn nationally and globally, weather, and the corn price risk management strategy in place during the second quarter of 2004.

General and Administrative Expenses-General and administrative expenses decreased approximately $29,000 or 2% to $1.279 million for the six months ended June 30, 2004, from $1.308 million for the six months ended June 30, 2003.

Interest Expense-Interest expense decreased $232,000 or 23% to $755,000 for the six months ended June 30, 2004 from $987,000 for the six months ended June 30, 2003.  The decrease in interest expense is due to an $8.5 million reduction in outstanding debt from June 30, 2003 to June 30, 2004.  Of the $8.5 million reduction, $4.8 million of that debt reduction was made on the $5 million variable-rate, revolving note.

Net Income-Net income decreased $1.3 million or 46% to $1.5 million for the six months ended June 30, 2004 from $2.8 million for the six months ended June 30, 2003.  This change was caused by, as discussed above, increases in the cost of corn and decreases in incentive revenue.

Liquidity and Capital Resources

The following table shows the cash flows between the six months ended June 30, 2004 and six months ended June 30, 2003:

	Six Months Ended June 30,
	2004 $	2003 $
Net cash from (used for) operating activities	767,073	(113,876)
Net cash (used for) investing activities	(864,244)	(1,000,438)
Net cash (used for) financing activities	(2,737,149)	(3,432,025)

Cash Flow From Operating Activities-The increase of approximately $881,000 in net cash flow provided for between 2003 and 2004 is due to a less amount being outstanding for accounts receivable and accounts payable between 2004 and 2003, in addition to a decrease in net income between periods. In 2003, accounts receivables increased by $4.6 million because of an increase in receivables from state and federal incentive programs. In contrast, incentive programs provided less cash in 2004 because of the means by which the programs condition the payments.  Accounts payables decreased in 2004 principally because of a reduction in corn payables during this period, as more producers delivering corn to the plant in late 2003 elected to defer payment until 2004 and were subsequently paid after the end of the year.

Cash Flow From Investing Activities-The decrease of approximately $136,000 in net cash flow used for investing activities from June 30, 2003 to June 30, 2004 is attributed to more cash being used to pay for final construction costs during the six months ended June 30, 2003 compared to in 2004.

Management estimates that at least $900,000 in capital expenditures will be made in the next six to nine months for general improvements to the plant, specifically to the dryers, electrical and storage units at the plant. These improvements are expected to be financed from cash flow from operations.

Cash Flow From Financing Activities-The decrease of approximately $695,000 in net cash flow from financing activities from June 30, 2003 to June 30, 2004 is due principally to a greater use of cash management services and less payment being made to U.S. Bank in terms of excess cash flow payments under the Loan Agreement.

U.S. Bank National Association, Sioux Falls, South Dakota, is Northern Lights’ primary lender.  On July 11, 2001 Northern Lights entered into a Loan Agreement and Note with U.S. Bank for up to $31.1 million in debt financing to fund the balance of the construction costs and other start-up expenses for the ethanol plant. Northern Lights subsequently refinanced the outstanding balance on its Construction Note with U.S. Bank into a $11.1 million variable-rate, non-revolving note; a $15 million fixed-rate note; and a $5 million variable-rate, revolving note.

The $15 million fixed-rate note bears 6.95% interest annually and requires equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There is a prepayment penalty if Northern Lights prepays the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights is required to prepay U.S. Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the excess cash flow but not more than 20% of the outstanding principal balance of the loan. An excess cash flow payment of $335,664 was made for the six months ended June 30, 2004 compared to a payment of $1,010,000 for the six months ended June 30, 2003.  In addition to the excess cash flow payments, a total of $320,894 in principal payments was made on the fixed rate note during the three months ended June 30, 2004, compared to principal payments of $1,286,060 during the three months ended June 30, 2003. The outstanding principal balance on this note is $11,206,558 as of June 30, 2004.

The $11.1 million variable-rate, non-revolving note bears interest at 1.00% over U.S. Bank’s prime rate.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note is due on December 31, 2007.  As of June 30, 2004, Northern Lights’ variable rate was 5.25%.  Principal payments of

$618,036, were made on the variable-rate note during the six months ended June 30, 2004, compared to principal payments of $576,366 made in the six months ended June 30, 2003. The outstanding principal balance on this note is $9,329,232 as of June 30, 2004.

The $5 million variable-rate, revolving note bears interest at 1.00% over U.S. Bank’s prime rate, requires quarterly interest only payments, and is due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal amount on the note and $5 million. Northern Lights pays an unused commitment fee of 0.5% per year that is assessed quarterly on any funds not borrowed under the note.  As of June 30, 2004, the outstanding principal balance on the note was $207,560, and the variable rate was 5.25%, compared to the outstanding principal balance of $5,000,000 as of June 30, 2003.

The Loan Agreement requires that Northern Lights provide U.S. Bank with audited annual and unaudited quarterly financial statements.  In addition, it contains minimum debt service coverage ratios, minimum working capital, minimum tangible net worth, a maximum capital expenditure limitation and other standard negative and affirmative covenants. Under an amendment to the Loan Agreement dated June 22, 2004, the calculation of minimum working capital includes the amount U.S. Bank is allowed to loan Northern Lights under the $5 million variable rate, revolving loan. If an event of default occurs, as defined in the Loan Agreement, U.S. Bank may terminate the Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement include failure to make payments when due or violation of one or more of the Agreement’s covenants. Management believes that Northern Lights is currently in compliance with all covenants and restrictions under the Loan Agreement.

Northern Lights makes quarterly principal and interest payments of $84,406 on a $1.2 million promissory note issued to U.S. Bank. The note was issued in consideration of a loan to acquire and install two regenerative thermal oxidizers, pollution control devices designed to reduce emissions. Northern Lights pays interest on the outstanding balance at a fixed rate of 5.70% and final payment is due on May 1, 2007. The note is secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Bioenergy Program. Northern Lights made $139,099 in principal payments for the six months ended June 30, 2004, compared to $300,000 in principal payments for the six months ended June 30, 2003.  The $300,000 principal payment was made in conjunction with a refinancing that occurred in 2003.  The outstanding principal balance on this note is $926,074 as of June 30, 2004.

Management anticipates that the plant will continue to operate at or above name-plate capacity for the next twelve months. Management also expects in the next twelve months to have sufficient cash flow from operations and its U.S. Bank variable rate, revolving note to cover operating and administrative costs, capital expenditures and debt service obligations.

The following table provides information regarding the consolidated contractual obligations of Northern Growers as of June 30, 2004:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$21,669,424	3,127,282	6,475,551	12,066,591	0

Land Lease	388,315	2,400	4,980	5,040	375,895

Management Agreements	377,021	377,021

Unconditional Purchase Obligations	1,718,550	217,080	434,160	434,160	633,150

Total Contractual Cash Obligations	$24,153,310	3,723,783	6,914,691	12,505,791	1,009,045

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

While Northern Lights’ hedging activities may have a material effect on future operating results or liquidity in a specific quarter, particularly during the first and second quarter of its fiscal year, management does not anticipate that such activities will have a material effect on future operating results or liquidity over the course of a year or long term.

Interest Rate Risk

Northern Lights’ interest rate risk exposure pertains primarily to its variable rate, long-term debt. Specifically, Northern Lights has $9,536,792 outstanding in variable rate, long-term debt as of June 30, 2004.  The interest rate on the variable rate, long-term debt is 1.0% over U.S. Bank’s prime rate, which was 5.25% as of June 30, 2004. Northern Lights manages its interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  Northern Lights has $12,132,632 outstanding in fixed rate, long-term debt as of June 30, 2004, of which $11,206,558 is subject to an interest rate of 6.95% and $926,074 is subject to an interest rate of 5.7%.

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

•        Northern Lights’ operating income may be adversely affected by a decrease or potential short fall on available governmental subsidy and incentive payments.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 16, 2004, Northern Lights Ethanol was a party to a hearing before the South Dakota Board of Minerals and Environment in Pierre, South Dakota. The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving South Dakota’s air quality laws.  The Board of Minerals and Environment is authorized to hear petitions regarding the application of South Dakota Department of Environment and Natural Resources’ (DENR) rules governing air quality. The hearing was initiated on December 29, 2003 when Northern Lights, five other ethanol plants from South Dakota, and Broin Management, LLC, filed a petition with the Board of Minerals and Environment requesting that the Board of Minerals and Environment bar the DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier.” The petition alleged that the DENR’s intended use of the multiplier for quantifying emissions was inappropriate and unlawful because South Dakota and federal environmental regulations, and Northern Lights’ Title V Air Quality Operating Permit, do not require or permit the use of the multiplier as a testing method.

The Board of Minerals and Environment ruled on June 16, 2004 that the multiplier is not contained in state or federal emission test methods or regulations. The effect of the ruling is that the DENR cannot use or require use of the multiplier to measure emissions from Northern Lights’ plant.  However, a final order by the Board of Minerals and Environment will not be entered until the petitioners, including Northern

Lights, submit their proposed findings of fact and conclusions of law and a hearing is held, if necessary, to resolve any objections to those findings and conclusions.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 26, 2004, Northern Growers held its annual meeting of members in Milbank, South Dakota, at which time the following members were elected to the board of managers to fill five open seats: Dennis Flemming, Robert Metz, Jeff Olson, Ronald Olson and Steve Street. The nominees and voting results of the annual meeting for the election of the five open seats to the board of managers were as follows:

Board of Manager Nominees	Term Expires	District One or Two	Vote For
Dennis Flemming	2007	One	43
Aaron Johnson	2007	One	21
Robert Metz	2007	One	55
Jeff Olson	2007	Two	Unanimous
Ronald Olson	2007	One	55
Steve Street	2007	One	53

Following the annual meeting and election, the board of managers for Northern Growers, LLC consists of the following persons and their respective term of office:

Current Board of Managers	Term Expires	District One or Two
Ronald Anderson	2006	One
Glenn Berdan	2006	Two
Dennis Flemming	2007	One
Lars Herseth	2006	One
Mark Lounsbery	2005	One
Robert Metz	2007	One
Robert Narem	2006	One
Jeff Olson	2007	Two
Ronald Olson	2007	One
James Peterson	2006	One
Delton Strasser	2006	One
Steve Street	2007	One
Greg Toben	2005	One
Robert Wittnebel	2005	Two
Bill Whipple	2005	One

The members also voted at the annual meeting to ratify an amendment to section 8.4(b) of the Operating Agreement to allow non-members of the board of managers of Northern Growers or non-members of Northern Growers in general to serve on committees appointed by the board of managers. The members voting in favor of the amendment, the voting results as follows:

	Vote For	Vote Against	Abstain
Amendment to Operating Agreement	62	2	1

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits.  See Exhibit Index following the signature page to this report.

(b)    Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: August 16, 2004
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization(1)
3.1	Articles of Organization(2)
3.2	Operating Agreement, as adopted on April 1, 2003(3)
3.3	Amendment and Addendum to Operating Agreement dated July 16, 2003 (4)
3.4	Articles of Amendment to Articles of Organization(3)
4.1	Form of Class A Unit Certificate(5)
10.1	Amendment to Loan Agreement dated June 22, 2004
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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