Form 10-Q
period 2004-09-30
NORTHERN GROWERS LLC
filed 2004-11-15
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 2, 2004, the issuer had 6,328,500 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN GROWERS, LLC

UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003*	September 30, 2004
			Pro Forma
			(See Note 6)
ASSETS

CURRENT ASSETS
Cash	$2,233	$2,865,310	$102,058
Accounts receivable
Trade related party	5,284,662	3,590,952	5,284,662
Trade	572,163	500,885	572,163
Other	342,299	302,546	342,299
Other - related party	77,667	77,667	77,667
Inventory	2,623,500	4,304,080	2,623,500
Prepaid expenses	173,013	99,587	173,013
Investment in commodity contracts	207,851	181,446	207,851
Total current assets	9,283,388	11,844,806	9,383,213

PROPERTY AND EQUIPMENT
Land improvements	3,952,582	3,520,698	3,952,582
Equipment	34,069,778	33,710,785	34,069,778
Buildings	8,117,709	8,124,155	8,117,709
	46,140,069	45,355,638	46,140,069
Less accumulated depreciation	(5,494,544)	(3,619,905)	(5,494,544)
Net property and equipment	40,645,525	41,735,733	40,645,525

OTHER ASSETS
Financing costs	128,525	205,662	128,525
Total other assets	128,525	205,662	128,525

	$50,057,438	$53,786,201	$50,157,263

*Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003*	September 30, 2004
			Pro Forma
			(See Note 6)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$324,948	$—	$324,948
Accounts payable - trade	1,226,489	1,339,505	1,226,489
Accounts payable - corn	1,807,503	4,179,050	1,807,503
Accounts payable - related party	53,077	204,220	53,077
Accounts payable - construction - related party	—	476,216	—
Other accrued liabilities	425,661	501,574	425,661
Accrued interest	8,259	10,119	8,259
Distribution payable - Northern Growers	—	1,343,224	—
Distributions payable - Minority member	—	456,800	—
Notes payable - due upon demand	5,000	5,000	5,000
Current portion of long-term notes payable	3,330,485	3,134,922	3,330,485
Total current liabilities	7,181,422	11,650,630	7,181,422

LONG-TERM NOTES PAYABLE	17,474,573	20,053,377	20,474,573

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	5,805,049	5,014,499	5,119,849

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 units issued and outstanding	12,657,000	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900	64,900
Retained earnings	6,874,494	4,345,795	4,659,519

Total members’ equity	19,596,394	17,067,695	17,381,419

	$50,057,438	$53,786,201	$50,157,263

*Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine months Ended September 30,	Nine months Ended September 30,
	2004	2003	2004	2003

REVENUES
Sales related party	$17,904,104	$12,593,467	$51,261,770	$37,453,148
Sales	4,040,907	3,266,259	12,429,473	10,105,595
Incentive	351,894	250,334	1,272,240	4,916,787
Total revenues	22,296,905	16,110,060	64,963,483	52,475,530

COST OF REVENUES	19,969,224	14,287,471	58,616,084	44,640,739

GROSS PROFIT	2,327,681	1,822,589	6,347,399	7,834,791

EXPENSES
General and administrative	657,864	697,333	1,937,661	2,005,739
Total operating expenses	657,864	697,333	1,937,661	2,005,739

INCOME FROM OPERATIONS	1,669,817	1,125,256	4,409,738	5,829,052

OTHER INCOME (EXPENSES)
Interest income	1,595	2,066	5,687	2,066
Interest expense	(376,559)	(458,278)	(1,132,037)	(1,445,763)
Other	13,040	6,904	35,862	19,472
Total other (expenses)	(361,924)	(449,308)	(1,090,488)	(1,424,225)

INCOME BEFORE MINORITY INTEREST	1,307,893	675,948	3,319,250	4,404,827

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(305,533)	(186,367)	(790,550)	(1,081,535)

NET INCOME	$1,002,360	$489,581	$2,528,700	$3,323,292

BASIC AND DILUTED EARNINGS PER UNIT	$0.16	$0.08	$0.40	$0.53

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,450	6,328,500	6,328,450

DISTRIBUTIONS PER UNIT DECLARED	$—	$0.29	$—	$0.58

DISTRIBUTIONS PER UNIT PAID	$—	$0.40	$0.21	$0.58

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$2,528,700	$3,323,292
Changes to net income not affecting cash
Depreciation	1,877,778	1,826,468
Amortization of loan fees	77,137	76,418
Minority interest in subsidiary’s earnings	790,550	1,081,535
Decrease (increase) in current assets
Accounts receivable	(1,882,408)	2,830,553
Inventory	1,680,580	1,737,966
Prepaid expenses	(73,426)	(73,019)
Investment in commodity contracts	(26,405)	26,218
Increase (decrease) in current liabilities
Accounts payable	(2,635,706)	(2,539,629)
Accrued liabilities	(75,913)	142,699
Accrued interest	(1,860)	(161,521)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,259,027	8,270,980

INVESTING ACTIVITIES
Purchase of property and equipment	(1,263,787)	(1,037,155)

NET CASH USED FOR INVESTING ACTIVITIES	(1,263,787)	(1,037,155)

FINANCING ACTIVITIES
Notes payable issued	—	1,500,000
Change in short-term notes payable	—	(1,000,000)
Principal paid on long-term notes payable	(2,383,241)	(7,253,825)
Distributions paid - Northern Growers	(1,343,224)	(3,650,595)
Distributions paid - Minority member	(456,800)	(1,199,091)
Financing costs paid	—	(4,209)
Checks in excess of bank balances	324,948	—

NET CASH USED FOR FINANCING ACTIVITIES	(3,858,317)	(11,607,720)

NET DECREASE IN CASH	(2,863,077)	(4,373,895)

CASH AT BEGINNING OF PERIOD	2,865,310	4,577,457

CASH AT END OF PERIOD	$2,233	$203,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$1,056,762	$1,524,605

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine month period ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

NOTE 3 -       INVENTORY

Inventory consisted of the following:

	September 30, 2004	December 31, 2003*
	(Unaudited)

Finished goods	$1,152,262	$1,592,046
Raw materials	490,525	1,848,207
Work-in-process	363,715	365,060
Spare parts inventory	616,998	498,767

	$2,623,500	$4,304,080

* Derived from audited financial statements.

NOTE 4 -       LONG-TERM NOTES PAYABLE

Long-term notes payable with US Bank consisted of the following:

	September 30, 2004	December 31, 2003*
	(Unaudited)

Variable rate, non-revolving loan	$9,020,214	$9,947,268
Variable rate, revolving loan	47,496	—
Fixed rate loan	10,882,190	12,175,858
Promissory note	855,158	1,065,173
	20,805,058	23,188,299
Less current portion	(3,330,485)	(3,134,922)
	$17,474,573	$20,053,377

*Derived from audited financial statements

NORTHERN GROWERS, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

Minimum principal payments for each of the next four years are as follows:

Twelve Months Ending September 30,	Amount

2005	$3,330,485
2006	3,180,069
2007	3,321,419
2008	10,973,085

$20,805,058

Minimum principal payments for the twelve months ending September 30, 2005, include approximately $360,000 related to the calculation of additional principal due based on excess cash flow as required by the financing arrangements.

The availability under the variable rate revolving loan was $4,952,504 at September 30, 2004 and $5,000,000 at December 31, 2003.

NOTE 5 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through September 30, 2004.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $816,410, $7,500,000 and $3,224,280 has been earned for the USDA program years ended September 30, 2004, 2003 and 2002, respectively. Incentive revenue of $855,572 and $3,982,018 was recorded for the nine months ended September 30, 2004 and 2003, respectively, for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $333,334, $666,667 and $1,000,000 has been earned for the South Dakota program years ended June 30, 2005, 2004 and 2003, respectively. Incentive revenue of $416,667 and $934,770 was recorded for the nine months ended September 30, 2004 and 2003, respectively, for this program.

NORTHERN GROWERS, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE 6 -       DISTRIBUTIONS

During February 2004, Northern Lights distributed $2,000,000 of cash to its members. The Company received $1,543,200, and the minority member received $456,800. In conjunction with this cash distribution, the Company paid a distribution to its members of $1,343,224. The above distributions were recorded as a liability as of December 31, 2003.

During October 2004, the board of managers of Northern Lights declared a distribution of $3,000,000, pending approval by US Bank. In addition, the board of managers of Northern Growers approved a distribution to its members at a rate of $.35 per unit. During November 2004, US Bank approved the Northern Lights distribution. On November 12, 2004, Northern Growers received $2,314,800, and the minority member received $685,200. On November 12, 2004, Northern Growers distributed $2,214,975 by paying a $.35 per unit distribution. A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of this distribution as if the distribution had been paid on September 30, 2004. Adjustments applied to the historical September 30, 2004 financial statements included an increase of cash of $99,825, an increase to long-term notes payable of $3,000,000, a decrease to the minority interest of $685,200, and a decrease to retained earnings of $2,214,975. An excess cash flow payment of $590,044 was also made on November 12, 2004, applied to the US Bank fixed rate loan, in conjunction with the Northern Lights distribution.

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

Overview

Northern Growers, LLC is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC. Broin Investments I, LLC owns the remaining minority interest. Northern Lights operates an ethanol plant near Big Stone City, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  The plant has the name-plate capacity to produce 40 million gallons of ethanol and 120,000 tons of DDGS on an annual basis. Northern Growers’ members are primarily local agricultural producers and they supply a significant portion of the plant’s corn requirements.

Northern Lights Ethanol’s operating and financial performance is largely driven by the prices at which it sells ethanol and DDGS and the costs related to production. The price of ethanol and DDGS is influenced by factors such as supply and demand, prices of unleaded gasoline, soybean meal and other animal feed protein markets, weather, and government policies and programs. Although federal and state government incentive programs have been a significant source of revenue and income since Northern Lights began production, the programs are less significant today because of the means by which the programs structure, fund, and condition the payments. With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy used to protect against the price volatility of these commodities.

In the third quarter of 2004, net income increased from the third quarter of 2003. The increase in net income was primarily caused by an increase in revenues from the sale of ethanol and DDGS. Revenue from the sale of ethanol and DDGS increased primarily because of higher sales prices and increased production, all of which offset the contemporaneous increase in cost of revenues.  From the nine months ended September 30, 2003 to the nine months ended September 30, 2004, net income decreased largely because of a substantial decrease in incentive revenue and an increase in cost of revenues, offset by an increase in revenues from the sale of ethanol and DDGS.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2004 and 2003

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	17,904,104	80%	12,593,467	78%
DDGS	4,040,907	18%	3,266,259	20%
Incentive	351,894	2%	250,334	2%
Total	22,296,905	100%	16,110,060	100%

Cost of Revenues	19,969,224	90%	14,287,471	89%

General and Administrative Expense	657,864	3%	697,333	4%

Other Operating Income (Expense)	(361,924)	(2)%	(449,308)	(3)%

Minority Interest in Subsidiary	(305,533)	(1)%	(186,367)	(1)%
Net Income	$1,002,360	4%	$489,581	3%

Revenues- Revenue from the sale of ethanol increased approximately 42% from the three months ended September 30, 2003 to the three months ended September 30, 2004.  The increase is due primarily to a 26% increase in the average sales price per gallon of ethanol, along with a 13% increase in the volume of ethanol sold.  The price increase is due primarily to the continued trends of higher prices for unleaded gasoline and strong demand for ethanol.  The increase in volume sold was facilitated by an increase in production volumes, caused principally by an improvement in plant efficiencies.

Revenue from the sale of DDGS increased approximately 24% from the three months ended September 30, 2003 to the three months ended September 30, 2004. The increase is due primarily to an 18% increase in the volume of DDGS sold, resulting in part from increased production at the plant.

In addition, the total incentive revenues from federal and state government incentive programs increased by 41% from the three months ended September 30, 2003 to the three months ended September 30, 2004. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program increased $102,000 or 100% to $102,000 for the quarter ended September 30, 2004 from $0 for the third quarter of 2003.  During the second quarter of 2003, Northern Lights reached the maximum payment allowable under the program, which resulted in no revenue being earned during the third quarter of 2003.

Incentive revenue from the state of South Dakota remained constant at $250,000 for the third quarters of 2003 and 2004. Management anticipates, however, that payments under this program are not likely to continue through the entire 2005 program year (through June 30, 2005), as available funding is expected to be depleted in full before the end of the program year.

Management anticipates that the passage of the American Jumpstart Our Business Strength Act (JOBS) on October 22, 2004, will have a positive effect on the ethanol industry overall through 2010.  Before passage of this legislation, ethanol plants were able to sell ethanol at prices competitive with less expensive additives and gasoline through an excise tax exemption.  Blenders of ethanol were able to claim an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend.  Smaller exemption amounts were available for lower percentage ethanol blends.  This incentive was expected to expire in 2007 until this legislation extended the incentive to 2010.  The legislation also changed the exemption to a $0.051 tax credit, basing the credit not on an ethanol blend percentage but on the volume of ethanol used by the blender.  It is expected that the credit will continue to encourage use of ethanol in the blending process and even more than before this legislation, all of which should contribute to higher use and demand for ethanol.

Cost of Revenues-Cost of revenues increased $5.7 million or 40% to $20.0 million for the three months ended September 30, 2004 from $14.3 million for the three months ended September 30, 2003.  While the cost of revenues as a dollar amount increased 40% between quarters, the cost of revenues as a percentage of total revenue increased by only 1% from the third quarter of 2003 to the third quarter of 2004 as a result of rising sales revenues. The increase in cost of revenues as a dollar amount is due to an increase in the production of ethanol and DDGS and an increase in the overall cost of corn. Energy costs, including the costs of natural gas, remained relatively constant between quarters.

The increase in the cost of corn is primarily attributed to an increase in the market price of corn. The price of corn increased approximately 11% from the third quarter 2003 to the third quarter 2004. This increase is due to the impact of low world corn carryout prior to the 2004 growing season, downcast projections about the quantity of corn to be harvested, increased demand for corn nationally and globally, and inclement weather.

In addition, corn costs increased because of the corn price risk management strategy used in 2004, as losses sustained from hedging contract positions contributed approximately 17% of total corn costs. Losses on hedging contracts increased from approximately $365,000 during the three months ended September 30, 2003 to approximately $2,233,000 during the three months ended September 30, 2004. These losses were principally caused by the impact of significant price volatility of corn on such contracts during 2004.

While we believe that the price of corn will be subject to some volatility in the ensuing months, current industry forecasts predict a record corn crop. This is expected to decrease the price of corn and bring some overall stability in the next few months. Reduced corn costs may be partially offset, however, by the potential for an increase in natural gas costs during the winter months.

General and Administrative Expenses-General and administrative expenses decreased only $39,000 or 6% to $658,000 for the quarter ended September 30, 2004 from $697,000 for the third quarter of 2003.

Interest Expense-Interest expense decreased $81,000 or 18% to $377,000 for the quarter ended September 30, 2004 from $458,000 for the third quarter of 2003.  The decrease in interest expense is primarily due to a $4.5 million reduction in outstanding debt from September 30, 2003 to September 30, 2004.  Of the $4.5 million reduction, approximately $1.5 million of that reduction was made on the $5 million variable-rate, revolving note.

Net Income-Net income increased $500,000 to a net income of $1.0 million for the third quarter of 2004 from a net income of $500,000 for the third quarter of 2003.  This change is caused primarily by an increase in revenue, resulting from an increase in the price of ethanol.

Comparison of the nine months ended September 30, 2004 and 2003

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	51,261,770	79%	37,453,148	71%
DDGS	12,429,473	19%	10,105,595	19%
Incentive	1,272,240	2%	4,916,787	9%
Total	64,963,483	100%	52,475,530	100%

Cost of Revenues	58,616,084	90%	44,640,739	85%

General and Administrative Expense	1,937,661	3%	2,005,739	4%

Other Operating Income (Expense)	(1,090,488)	(2)%	(1,424,225)	(3)%

Minority Interest in Subsidiary	(790,550)	(1)%	(1,081,535)	(2)%
Net Income	$2,528,700	4%	$3,323,292	6%

Revenue-Revenue increased $12.5 million or 24% to $65.0 million for the nine months ended September 30, 2004 from $52.5 million for the nine months ended September 30, 2003. The change in revenue is due to an increase in both ethanol and DDGS sales revenue, offset by a decrease in incentive revenue.

Revenue from the sale of ethanol increased 37% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  This increase is attributed to a 12% increase in volume of ethanol sold, along with a 24% increase in the sales price of ethanol.  The increase in volume sold is due to a 12% increase in the volume of ethanol produced, all being facilitated by improvements in plant efficiency and strong demand for ethanol. The 24% increase in price of ethanol is similarly attributed to the strong demand for ethanol and a continuation of higher prices for unleaded gasoline.

Revenue from the sale of DDGS increased 23% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. This increase is due primarily to a 19% increase in volume sold during the period.

The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $3,126,000 or 79% to $856,000 for the nine months ended September 30, 2004 from $3,982,000 for the nine months ended September 30, 2003.  This decrease is attributed to payments under the

Bioenergy Program being based in part on a plant’s increase in production from the previous year’s corresponding quarter. Since Northern Lights did not commence production until July 2002, the difference in production between the first nine months of 2002 and the first nine months of 2003 reflected the largest increase in production and, therefore, the largest amount of incentive revenue being earned under the program.  Because there was a significantly smaller increase in production from the nine months ended 2003 to the nine months ended 2004, less incentive revenue was earned in 2004.

Incentive revenue from the state of South Dakota decreased $518,000 or 55% to $417,000 for the nine months ended September 30, 2004, from $935,000 for the nine months ended September 30, 2003.  The decrease between periods is primarily attributed to a change in payment formula and an earlier than anticipated depletion of funds during the 2004 program year.

Cost of Revenues-Cost of revenues increased $14.0 million or 31% to $58.6 million for the nine months ended September 30, 2004 from $44.6 million for the nine months ended September 30, 2003.  While the cost of revenues as a dollar amount increased 31% between periods, the cost of revenues as a percentage of total revenue increased by only 5% because of rising sales revenue. The increase in cost of revenues as a dollar amount is primarily attributed to an increase in the volume of ethanol and DDGS produced and an increase in the overall cost of corn.

The increase in the cost of corn is primarily attributed to an increase in the market price of corn. The price of corn increased approximately 17% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. In addition, corn costs increased because of the risk management strategy used in 2004, as losses sustained from hedging and forward contract positions on corn contributed approximately 9% of total corn costs. Losses on hedging and forward contracts increased from approximately $280,000 during the nine months ended September 30, 2003 to approximately $4.7 million during the nine months ended September 30, 2004. These losses were principally caused by the impact of the price volatility of corn on such contracts during 2004.

Although natural gas costs remained relatively flat between the nine months ended September 30, 2004 and nine months ended September 30, 2003, total energy costs per gallon of ethanol produced decreased by 8% during the same period.  The decrease in energy costs is the result of newly improved efficiencies from the use of steam at the adjacent Big Stone Power Plant.  During the first three months of 2003, the transfer and use of steam in the production process from the Big Stone Power Plant was not yet fully operational, resulting in a greater reliance on natural gas in the production process and, therefore, leading to higher energy costs in 2003 compared to 2004.

General and Administrative Expenses-General and administrative expenses decreased only $68,000 or 3% to $1,938,000 for the nine months ended September 30, 2004, from $2,006,000 for the nine months ended September 30, 2003.

Interest Expense-Interest expense decreased $300,000 or 21% to $1.1 million for the nine months ended September 30, 2004 from $1.4 million for the nine months ended September 30, 2003.  The decrease in interest expense is primarily due to a $4.5 million reduction in outstanding debt from September 30, 2003 to September 30, 2004.  Of the $4.5 million reduction, approximately $1.5 million of that reduction was made on the $5 million variable-rate, revolving note.

Net Income-Net income decreased $800,000 or 24% to $2.5 million for the nine months ended September 30, 2004 from $3.3 million for the nine months ended September 30, 2003.  This change is the result of, as discussed above, the decrease in incentive revenue and the increase in overall corn costs.

Liquidity and Capital Resources

The following table shows the cash flows between the nine months ended September 30, 2004 and the nine months ended September 30, 2003:

	Nine Months Ended September 30,
	2004	2003
	$	$
Net cash from operating activities	2,259,027	8,270,980
Net cash (used for) investing activities	(1,263,787)	(1,037,155)
Net cash (used for) financing activities	(3,858,317)	(11,607,720)

Cash Flow From Operating Activities- The decrease of approximately $6.0 million in net cash flow provided from operating activities between 2003 and 2004 is due to, in addition to a decrease in net income between periods, an increase in accounts receivable being outstanding in 2004 and a decrease in accrued liabilities outstanding in 2003. In 2003, accounts receivable decreased by $3.5 million because of substantial payments received from the incentive programs.  In contrast, incentive programs provided less cash in 2004 because of the means by which the programs condition the payments. Accounts receivable also increased in 2004 because of the increase in the market value of ethanol.

Cash Flow From Investing Activities-The increase of approximately $227,000 in net cash flow used for investing activities from September 30, 2003 to September 30, 2004 is attributed to an increase in capital improvement projects at the plant.

Cash Flow From Financing Activities-The decrease of approximately $7.7 million in net cash flow from financing activities from September 30, 2003 to September 30, 2004 is due principally to a $3.5 million payment on the variable-rate, revolving note during the nine months ending September 30, 2003, an excess cash flow payment of $1,695,000 made during 2003 on the fixed-rate note, and the decrease in distributions paid to members of approximately $4.8 million in 2003 compared to $1.8 million in 2004.

On November 12, 2004, Northern Lights distributed $3 million to its members, of which $2,314,800 was distributed to Northern Growers.  Northern Growers, after holding back approximately $100,000 for working capital, subsequently distributed to its members $2,214,975, or $0.35 per capital unit.

U.S. Bank National Association, Sioux Falls, South Dakota, is Northern Lights’ primary lender.  Northern Lights has four loans outstanding with U.S. Bank National Association:  a $15 million fixed rate note, a $11.5 million variable-rate non-revolving note, a $5 million variable-rate, revolving note, and a $1.2 million note.

The $15 million fixed-rate note bears 6.95% interest annually and requires equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There is a prepayment penalty if Northern Lights prepays the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights is required to prepay U.S. Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the excess cash flow but not more than 20% of the outstanding principal balance of the loan. An excess cash flow payment of $335,664 was made for the nine months ended September 30, 2004 compared to a payment of $1,695,000 for the nine months ended September 30, 2003.  In addition to the excess cash flow payments, a total of $958,004 in principal payments was made on the fixed rate note during the nine months ended September 30, 2004, compared to principal payments of $827,350 during the nine months ended September 30, 2003. The outstanding principal balance on this note is $10,882,190 as of September 30, 2004.  In conjunction with the distribution to members on November 12, 2004, an excess cash flow payment of $590,044 was also made to U.S. Bank.

The $11.1 million variable-rate, non-revolving note bears interest at 1.00% over U.S. Bank’s prime rate.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note is due on December 31, 2007.  As of September 30, 2004, Northern Lights’ variable rate was 5.75%.  Principal payments of $927,054 were made on the variable-rate note during the nine months ended September 30, 2004, compared to principal payments of $864,549 made in the nine months ended September 30, 2003. The outstanding principal balance on this note is $9,020,214 as of September 30, 2004.

The $5 million variable-rate, revolving note bears interest at 1.00% over U.S. Bank’s prime rate, requires quarterly interest-only payments, and is due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the unpaid principal amount on the note and $5 million. Northern Lights pays an unused commitment fee of 0.5% per year that is assessed quarterly on any funds not borrowed under the note.  As of September 30, 2004, the unpaid principal balance on the note was $47,496, and the variable rate was 5.75%.

Northern Lights is required to provide U.S. Bank with audited annual and unaudited quarterly financial statements.  In addition, minimum debt service coverage ratios, minimum working capital, minimum tangible net worth, a maximum capital expenditure limitation and other standard negative and affirmative covenants are required. The calculation of minimum working capital includes the amount U.S. Bank is allowed to loan Northern Lights under the $5 million variable rate, revolving loan. Management believes that Northern Lights currently complies with all covenants and restrictions under the Loan Agreement.

Northern Lights makes quarterly principal and interest payments of $84,406 on the $1.2 million promissory note.  Northern Lights pays interest on the outstanding balance at a fixed rate of 5.70% and final payment is due on May 1, 2007. The note is secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Bioenergy Program. Northern Lights made $210,015 in principal payments for the nine months ended September 30, 2004, compared to $366,926 in principal payments for the nine months ended September 30, 2003.  Of the $366,926 in principal payments in 2003, $300,000 was made in conjunction with a refinancing in 2003.  The outstanding principal balance on this note is $855,158 as of September 30, 2004.

Management anticipates that the plant will continue to operate at or above name-plate capacity for the next twelve months. Management also expects in the next twelve months to have sufficient cash flow from operations and its variable rate, revolving note to cover operating and administrative costs, capital expenditures and debt service obligations.

The following table provides information regarding the consolidated contractual obligations of Northern Growers as of September 30, 2004:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$20,805,058	$3,330,485	$6,501,488	$10,973,085	$0

Land Lease	387,715	2,400	5,010	5,040	375,265

Management Agreements	280,683	280,683	0	0	0

Unconditional Purchase Obligations	1,664,280	217,080	434,160	434,160	578,880

Total Contractual Cash Obligations	$23,137,736	$3,830,648	$6,940,658	$11,412,285	$954,145

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

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program.  When it is uncertain that we will receive full allocation and payment due under the federal incentive program, we derive an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program.  The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the federal incentive program or other factors that affect funding or allocation of funds under such programs.

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

While Northern Lights’ hedging activities may have a material effect on future operating results or liquidity in a specific quarter of its fiscal year, particularly prior to harvest, management does not believe that such activities will have a material, long-term effect on future operating results or liquidity.

Interest Rate Risk

Northern Lights’ interest rate risk exposure pertains primarily to its variable rate, long-term debt. Specifically, Northern Lights has $9,067,710 outstanding in variable rate, long-term debt as of September 30, 2004.  The interest rate on the variable rate, long-term debt is 1.0% over U.S. Bank’s prime rate, which was 5.75% as of September 30, 2004. Northern Lights manages its interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  Northern Lights has $11,737,348 outstanding in fixed rate, long-term debt as of September 30, 2004, of which $855,158 is subject to an interest rate of 5.70% and $10,822,190 is subject to an interest rate of 6.95%.

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

•   Northern Lights’ cost of revenues could be adversely affected by the risk management strategy used to protect against the price fluctuations of corn and natural gas.

•   Northern Lights’ operating income could be adversely affected by a decrease or potential short fall on available governmental subsidy and incentive payments.

•   The ethanol industry and Northern Lights may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

•   The ethanol industry is an intensely competitive industry with an increasing number of ethanol plants coming into production.  As more plants come into production, the price of ethanol and corn could be adversely affected and, accordingly, so could Northern Lights’ operating results.

•   Northern Lights is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and DDGS produced at the plant.  If any of these entities cease providing services to Northern Lights, the plant’s operations may be adversely affected.  Northern Lights’ Management Agreement with Broin Management is scheduled to renew for another three year period beginning on July 1, 2005, unless either party provides a 90-day advance notice of termination.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On November 12, 2004, Northern Growers made a cash distribution to all Class A members of record as of September 1, 2004, of $0.35 per Class A capital unit for a total distribution of $2,214,975 based on 6,328,500 Class A capital units issued and outstanding.  The distribution was made following Northern Lights’ distribution of $3 million on November 12, 2004 to its two members, Northern Growers and Broin Investments I.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index following the signature page to this report.

(b)           Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: November 15, 2004
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