Form 10-K
period 2004-12-31
NORTHERN GROWERS LLC
filed 2005-03-31
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-K

Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number 333-97215

Northern Growers, LLC

(Exact name of registrant as specified in its charter)

South Dakota	77-0589881
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48416 144th Street P.O. Box 356 Big Stone City SD 57216 605-862-7902
(Address of Principal Executive Offices) (Zip Code)

(605) 862-7902
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Class A Capital Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined under the Exchange Act of Rule 12b-2). ☐  Yes     ☒  No

As of June 30, 2004, the aggregate market value of the registrant’s Class A capital units held by non-affiliates of the registrant was $23,850,000, computed using the last sales price of $4.00 per Class A capital unit of the registrant’s capital units on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of the date of this filing, there were 6,328,500 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2005 Annual Meeting of Members.

PART I

Item 1.    Business.

Overview

Northern Growers, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC (also referred to as “Northern Lights”), with Broin Investments I, LLC owning the remaining minority interest.  Northern Lights owns and operates an ethanol plant near Big Stone City, South Dakota which produces ethanol and distiller’s grains.  The plant commenced production on June 26, 2002.

Northern Lights’ business is the production and sale of ethanol and distiller’s grains from the processing of corn. Corn is supplied to Northern Lights from our members who are primarily local agricultural producers and from purchases of corn on the open market. Ethanol is sold to a company that markets and sells the ethanol to an array of customers located throughout the continental United States. Distiller’s grains are exclusively marketed and sold through a company that markets and sells it to livestock producers as livestock feed.

Northern Lights plans to maintain a competitive position in the marketplace by producing high quality ethanol and distiller’s grains and operating an efficient operation at the lowest possible costs. To accomplish this end, Northern Lights currently plans to continue working with Broin Management, LLC and other Broin-related entities, in searching for new production methods and technologies and improving plant operations.

Reorganization

We were originally formed as a South Dakota cooperative on April 14, 2000, which is entitled to single-level, pass-through tax treatment on income generated through the members’ patronage. This allowed us to pass our income onto our members in the form of distributions without first paying taxes at the company level, similar to a partnership. As we became more aware of the disadvantages in remaining a cooperative, the cooperative’s board of directors approved a plan to reorganize into a South Dakota limited liability company, which may elect to be taxed as either a partnership or a corporation.  As a limited liability company, we elected to be taxed as a partnership which allowed us to retain our historic single-level income tax treatment at the member level.

The plan of reorganization was duly approved by our members at a meeting held on March 27, 2003, and the reorganization became effective April 1, 2003. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Whetstone Ethanol, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the limited liability company for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933. Upon completion of the reorganization, the name, Whetstone Ethanol, LLC, was changed to Northern Growers, LLC.

Ethanol

The principal product produced at the ethanol plant is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other type grains. Ethanol is used for three primary purposes: i) an oxygenated fuel additive; ii) an octane enhancer in fuels; and iii) a non-petroleum based gas substitute. Approximately 95% of all ethanol is used for blending with unleaded gasoline and other fuel products. Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions. When blended with gasoline, ethanol acts as an oxygenate by increasing the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

An ethanol plant is essentially a fermentation plant.  The ground corn, which contains starch, is mixed with water to form a mash.  The mash is heated and enzymes added to convert the starch into fermentable sugars.  Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide.  The carbon dioxide may either be captured and sold, if nearby markets exist, or released into the atmosphere.  Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure.  The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol Marketing and Distribution

Northern Lights markets the ethanol produced at the plant through Ethanol Products, LLC, a Broin affiliate.  Ethanol Products, LLC, through a marketing agreement with Northern Lights, purchases and markets all of the ethanol produced at the plant. Ethanol Products is responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.  The price received by Northern Lights from the sale of ethanol is based upon the price that Ethanol Products receives from the sale of ethanol to its customers, minus a fee. Ethanol Products’ principal customers are major, multi-national oil companies with blending and refinery facilities located throughout the continental United States. Ethanol Products sells ethanol to these customers through short-term supply contracts, after which the ethanol is shipped by Ethanol Products from the plant to these customers’ terminals located in the Midwest, Pacific Northwest, South, Southwest, and East. Ethanol is shipped using rail cars operated by Ethanol Products or trucks supplied by companies with which Ethanol Products contracts. The plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate the transportation of the ethanol to the various markets. The plant site is also served by multiple South Dakota state highways and Interstate Highway 29, which provide transportation links in all directions.

The marketing agreement between Ethanol Products and Northern Lights is in effect until 2007 and is renewed automatically for five-year terms, unless either party provides ninety days written notice of termination prior to the end of the current term. In the event that Northern Lights’ relationship with Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol, could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect Northern Lights’ business and operations.

Distiller’s Grains

A principal co-product of the ethanol production process is distiller’s grains.  Distiller’s grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most distiller’s grains are sold for use in animal feeds within the United States, and a small percentage is exported primarily to Canada, Mexico and Europe.  The vast majority of it is fed to ruminant animals in the dairy and beef sector.  New technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for it in the swine and poultry industries as well.

Dry mill ethanol processing generally produces three forms of distiller’s grains, all of which differ on moisture content and shelf life: dried distiller’s grains with solubles (DDGS), distiller’s wet grains or “wet cake,” and modified distiller’s grains.  Distiller’s wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content. Distiller’s wet grains have a short shelf life of approximately three days and can be sold only to livestock producers within the immediate vicinity of the plant.  Modified distiller’s grains consist of DDGS with the addition of a syrup and contains a 50% moisture content.  Modified distiller’s grains have a slightly longer shelf life and are often sold to nearby livestock producers. DDGS is distiller’s wet grains dried to an 8-10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the plant.

Distiller’s Grains Marketing and Distribution

Northern Lights contracts with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate, to market all of the distiller’s grains produced at the plant.  There are three types of distiller’s grains produced by Northern Lights and marketed by Dakota Gold Marketing: DDGS, Dakota Gold™ and distiller’s wet grains. Dakota Gold™ is DDGS with an added certification from Dakota Gold Marketing indicating that the DDGS produced meets certain processing and production standards. Approximately 80% of Northern Lights’ sales of distiller’s grains consist of sales of Dakota Gold™.

Dakota Gold Marketing markets Dakota Gold™, DDGS and distiller’s wet grains to local, regional and national markets.  Northern Lights ships the majority of Dakota Gold™ and DDGS to national markets, primarily in the southwestern United States, and the rest to local and regional markets.  Shipments to the national markets are primarily done by rail.  Shipments of DDGS, Dakota Gold and distiller’s wet grains to local or regional markets are primarily done by truck.  Northern Lights also contracts with Dakota Gold Marketing for the use of railcars in the shipping of DDGS and Dakota Gold™, paying Dakota Gold Marketing a flat fee per railcar in connection with each shipment.  Although Northern Lights relies entirely on Dakota Gold Marketing to market its distiller’s grains, Dakota Gold Marketing is not dependent upon one or a limited number of major customers.

 Northern Lights’ marketing contract with Dakota Gold Marketing is in effect until 2007 and automatically renews for additional five-year terms, unless discontinued by either party upon at least three months prior written notice.  Northern Lights pays Dakota Gold Marketing a marketing fee based on the gross monthly sales of distiller’s grains.  Dakota Gold Marketing is responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.

Competition

Northern Lights is in direct competition with numerous other ethanol and distiller’s grains producers, many of which have significantly greater resources.  We expect that additional ethanol and distiller’s grains producers will enter the market if the demand for ethanol continues to increase.  Northern Lights competes with other ethanol and distiller’s grains producers on the basis of price and, to a lesser extent, delivery service.  We believe that Northern Lights will continue to compete favorably with other ethanol and distiller’s grains producers because of aggressive marketing through Broin-affiliated companies and existing plant efficiencies.

The ethanol industry has grown to 85 production facilities in the United States as of February 2005. The largest ethanol producers include Abengoa Bioenergy Corp, Archer Daniels Midland, Cargill, New Energy Corporation and VeraSun Energy

Corporation, and Aventine Renewable Energy, all of which are capable of producing more ethanol than Northern Lights.  In addition, there are numerous ethanol plants of a similar size to Northern Lights’ plant located in the Midwest region. At least 16 new ethanol plants with a combined annual production capacity of over 700 million gallons are currently under construction and additional plans to expand existing plants have been announced, which would increase the ethanol production capacity of competitors.  In South Dakota, excluding Northern Lights, there are currently ten plants in full production. These ten plants, of which six are located within a 100-mile radius of Northern Lights’ plant, have a total annual production capacity of 377 million gallons of ethanol.

The following table identifies most of the producers in the United States along with their production capacities.

U.S. Ethanol Production Capacity

(million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9

Bushmills Ethanol, Inc.*^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
Illinois River Energy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50
Liquid Resources of Ohio^	Medina, OH	Waste Beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL Atchison, KS	Corn/wheat starch	78

Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels^	Goshen, CA	Corn		25
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	102

VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3738.7
Total Under Construction/Expansions				689.0
Total Capacity			4427.7

* farmer-owned

^ under construction

Renewable Fuels Association

Last Updated: February 2005

As the demand for ethanol increases, Northern Lights may also have to compete with international ethanol producers, which may be able to produce and sell ethanol more inexpensively. Currently, the Carribean Basin Initiative allows for ethanol produced in participating Carribean Basin countries to be imported into the United States duty free. Large ethanol producers, such as Cargill, have recently expressed an interest in building plants in these countries. While the Carribean Basin Initiative caps the amount of duty free ethanol imported into the United States at 7% of the total United States’ production from the previous year, as total production in the United States grows, the amount of ethanol produced from the Carribean area and sold in the United States will also grow, which could impact the ability to sell ethanol and the price at which it is sold.

Like many ethanol producers, Northern Lights competes with producers of MTBE.  MTBE is the other oxygenate commonly used in fuels for compliance with the Federal Clean Air Act mandates and is ethanol’s major competitor in the oxygenate market. Many major oil companies produce MTBE and, because it is petroleum-based, its use is strongly supported by these companies. These companies have significantly greater resources than Northern Lights with which to market MTBE, influence legislation, and influence public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol should they choose to do so. While MTBE still remains a competitor, it has been increasingly the subject of serious environmental concerns, which has resulted in several states enacting laws prohibiting the use of MTBE as an oxygenate in fuels.  As more states continue to ban the use of MTBE, management believes that MTBE may become less competitive with ethanol.

Alternative fuels, gasoline oxygenates, and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than Northern Lights.  New products or methods of ethanol production developed by larger, better-financed competitors could provide them with competitive advantages over Northern Lights and harm its business.

Sources and Availability of Raw Materials

Corn. The major raw material required to produce ethanol and distiller’s grains is corn.  To operate at a name-plate capacity of 40 million gallons of ethanol annually, the plant requires approximately 16 million bushels of corn annually.  Unless a corn delivery exemption has been granted by the plant, our members are required to deliver corn to the plant on a trimester basis and receive payment for their corn based on individually contracted prices, or an average of market prices at predetermined elevators, plus a freight allowance.  Based on the total number of capital units outstanding, 6,328,500 bushels of corn are required to be delivered annually by our members.  This represents 41% of the corn necessary for the operation of the plant at name-plate capacity.  The balance of Northern Lights’ corn requirements is purchased on the open market from local producers based upon a schedule of prices for current and future delivery prepared by management.

Our members may apply on an annual basis to be released from the corn delivery requirement if a member historically has not produced enough grain to meet the requirement; if a member does not produce enough grain to meet the requirement because the member’s grain is fed to livestock; or, if a member produces and stores the majority of the member’s grain more than 40 miles from the plant.  Northern Lights’ management has the sole discretion to determine whether or not to grant our members exemptions from the corn delivery requirement.  As of December 31, 2004, approximately 31% of our members have been granted annual exemptions from the corn delivery requirement. Any member’s corn exempted from delivery is replaced by corn purchased on the open market.

The plant’s location in Grant County, South Dakota, provides a sufficient supply of corn to meet the 16 million bushel requirement annually.  In 2003, approximately 6.7 million bushels of corn for grain were produced in Grant County and 42.4 million bushels of corn were produced in the nearby South Dakota counties of Codington, Day, Deuel, Hamlin, and Roberts.  Another 26.7 million bushels were produced in the nearby Minnesota counties of Big Stone and Lac Qui Parle.

Steam. The production process at Northern Lights requires steam.  Steam is used for the cooking, evaporation, and distillation processes.  While most ethanol plants are supplied steam from on-site boilers that require natural gas as an energy source, Northern Lights receives the majority of its steam directly from the Big Stone Plant, a coal fired, electrical generating facility located immediately adjacent to the ethanol plant, co-owned by Otter Tail Corporation, Montana-Dakota Utilities and NorthWestern Public Service.  The steam sale agreement into which Northern Lights entered provides steam to the ethanol plant up to a maximum of 140 million BTU’s per hour.  The agreement’s ten year term ends on June 1, 2012, but automatically renews for two additional five-year terms unless terminated by either party by providing 12 months advance notice of such termination.  The Big Stone Plant has provided Northern Lights with a consistent supply of steam to meet its requirements except during routine, semi-annual maintenance shutdowns at the Big Stone Plant.

Natural Gas. The production process at Northern Lights requires natural gas.  Natural gas is necessary to generate steam for the cooking, evaporation, and distillation processes, as well as to facilitate the drying of distiller’s grains. Northern Lights depends less on the use of on-site boilers to generate steam because it receives the substantial majority of its steam requirements from the adjacent Big Stone Plant.  In the event more steam is necessary or the supply of steam from the Big Stone Plant is unexpectedly diminished or interrupted, Northern Lights uses two on-site boilers to produce steam.  Natural gas is the energy source for these boilers. Northern Lights contracts with NorthWestern Public Service pursuant to which NorthWestern distributes natural gas from NorthWestern’s natural gas pipeline to the ethanol plant.  The agreement with NorthWestern is for a term of ten years ending in 2012.  Since plant operations were commenced, there have been no material interruptions or shortages in the supply of natural gas to the plant.

Electricity. The production process at Northern Lights requires electricity.  Electricity is necessary for lighting and powering much of the machinery and equipment at the plant. Northern Lights contracts with Otter Tail Power Company to provide all the electric power and energy requirements for the ethanol plant.  The agreement commenced at the start of plant operations in 2002 under an initial one-year term. It automatically renews for additional one-year terms unless terminated by 12 months advance written notice by either party.  Since operations were commenced, there have been no interruptions or shortages in the supply of electricity to the plant.

Water. The production process at Northern Lights requires water.  Water is necessary for the slurry and cooking processes, cooling towers and boiler operations.  Northern Lights contracts with the city of Big Stone City and Big Stone Plant to supply and meet its water requirements for the production process.  The Big Stone City agreement is in effect until 2012, and automatically renews for two five-year terms unless terminated by either party with 12 months advance written notice.  Since Northern Lights’ operations were commenced, the city of Big Stone City and Big Stone Plant have provided an ample and consistent supply of water to meet its requirements.

Dependence Upon a Single or Few Customers

Northern Lights, as discussed above, is substantially dependent upon Ethanol Products for the purchase, marketing and distribution of ethanol. Ethanol Products purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers. Likewise, except for purchasing, Northern Lights is substantially dependent upon Dakota Gold Marketing for the marketing and distribution of distiller’s grains.

Research and Development

Northern Lights does not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distiller’s grains. Instead, Northern Lights relies on Broin Management, LLC and Broin and Associates, Inc. to research and develop new technology, as these Broin entities devote significant resources and efforts to improving the technology associated with product development and the production process. Broin may offer new technology to Northern Lights through new license or similar agreements, all of which must be negotiated. Currently, Northern Lights and Broin operate under a license agreement entered in 2001, relating to technology installed at the time of construction of the plant. Under this agreement, Broin licenses to Northern Lights, for a flat fee, its proprietary technology for the operation of the ethanol plant for so long as the plant exists. Broin’s technology consists of Broin’s rights, patents, copyrights, trade secrets, formulas, research data, processes, know-how, and specifications related to Broin’s design, construction and operation of the plant. If either Northern Lights or Broin breaches the terms of the agreement, the non-breaching party may exercise any remedies available to it, including specific performance and requesting injunctive relief.

Government Regulation

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and others mandate the use of ethanol.  Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements.

Ethanol sales have been favorably affected by the Clean Air Act Amendments of 1990, particularly the Federal Oxygen Program, which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use also has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

Furthermore, the use of ethanol as an oxygenate to blend with fuel to comply with federal mandates has been aided by federal tax policy.  Prior to the enactment of the American Jobs Creation Act of 2004, the Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United States’ dependence on foreign oil. The exemption allowed ethanol to be sold by blenders at prices that were competitive with other less expensive additives and gasoline. Equivalent to providing a per gallon “equalization” payment, the exemption allowed blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins. Blenders could claim an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend, with lower exemption amounts available for a 7.7% and 5.7% ethanol blend.

The American Jobs Creation Act of 2004 amended the federal excise tax structure by implementing the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC eliminates the existing ethanol tax exemption and replaces it with a new excise tax credit of $0.051 per gallon of ethanol. Rather than basing the credit on an ethanol blend percentage, the credit is allowed for any percentage blend of ethanol, which effectively gives the blender greater flexibility to blend as much or as little ethanol to meet its octane or volume needs. VEETC remains in effect until 2010.

Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, which is scheduled to expire on September 30, 2007, incentive payments are allocated to ethanol producers based primarily on an increase in gallons of ethanol produced compared to the prior year’s production.  Because a plant typically experiences the highest increase in production during the first year of operations compared to the prior year’s, a plant of Northern Lights’ size is usually allocated the maximum payment during the first year of production. During Northern Lights’ first year of production in the 2003 program year (October 1, 2002 through September 30, 2003), Northern Lights received the maximum payment of $7.5 million. Since this time, Northern Lights’ payments have been reduced to only a nominal amount. Management does not expect to receive any increase in revenue under the program in 2005 because a significant increase in production at the plant from 2004 is not expected, and Congress has reduced funding for the program in 2005 from $150 million to $100 million.

The state of South Dakota provides an incentive production payment to ethanol producers operating in South Dakota.  The production incentive consists of a direct payment to South Dakota ethanol producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2004) and a maximum of $10 million over the life of a plant.  The program, however, caps the payments that can be distributed to South Dakota plants in a program year to no more than $6 million in payments in 2005 (ending June 30, 2005) and no more than $7 million in payments in the 2006 program year. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota.  Thus, as more plants commence production, or existing plants increase production, each plant may receive a lower proportionate share of the maximum payment under the program. Due to an increase in claims made for payment from new and existing plants during the 2004 program year, funds from this program were depleted in full midway through the 2004 program year. It is uncertain whether the funds under the program will be depleted before the end of the 2005 and 2006 program years, much of which is dependent upon existing plant production during these periods.

We expect that the 109th Congress will reintroduce legislation in 2005 calling for a Renewable Fuels Standard.  In 2004, both the United States Senate and House of Representatives considered legislation that would determine the specific volume of ethanol to be used in gasoline on a nationwide basis. The bills debated in Congress, which failed to pass, anticipated that the ethanol volume requirement nationwide would begin at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons by 2012. If similar legislation is introduced and signed into law in 2005, the long-term market for ethanol is expected to grow at a rate at least equal to this schedule.

On March 11, 2005, legislation (SB 610) was introduced in the United States Senate to amend the small producer tax credit.  This bill, if enacted into law, would make available the existing federal small producer tax credit to any ethanol plant capable of producing up to 60 million gallons of ethanol on an annual basis, including Northern Lights.  Currently, the small producer tax credit is only available for plants with 30 million gallons or less of annual capacity, which precludes Northern Lights’ plant from eligibility.  The federal small producer tax credit allows eligible ethanol plants to deduct from their federal income tax $0.10 per gallon on the first 15 million gallons produced annually at the plant.  The small producer tax credit is scheduled to expire on December 31, 2010.

The revocation, amendment, or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding under the programs, could adversely affect the future use of ethanol and operations in a material way.  Any material reduction of the use of ethanol would have an adverse effect on the plant’s profitability and viability.

Environmental Regulation

Northern Lights’ is subject to extensive environmental regulation at the federal and state levels. The federal environmental regulations with which the plant must comply were promulgated by the United States Environmental Protection Agency pursuant to the federal Clean Air Act. The state environmental regulations with which the plant must comply were promulgated by the South Dakota Department of Environment and Natural Resources. The Environmental Protection Agency and the South Dakota Department of Environment and Natural Resources regulate the air quality at plant, in particular the emissions from the plant into the air. The Department of Environment and Natural Resources also regulates water collection and discharge. In addition to its own enforcement authority under this law, the Environmental Protection Agency has delegated permitting and enforcement authority to the Department of Environment and Natural Resources.  The plant requires the following permits to operate:

• Northern Lights has a Title Five Operating Permit from the South Dakota Department of Environment and Natural Resources. In South Dakota, the Title Five Operating Permit serves as the air quality and operation permit for the ethanol plant. Northern Lights must conduct ongoing emissions testing to verify compliance with the Title Five Operating Permit. The permit is due for renewal in 2006.

• Northern Lights has a Bureau of Alcohol, Tobacco and Fuel Permit from the Department of Treasury. Northern Lights is required to obtain this permit because of the alcohol content of ethanol. The permit is due for annual renewal.

• Northern Lights has a Surface Water Discharge Permit from the South Dakota Department of Environment and Natural Resources. The Surface Water Discharge Permit regulates the terms of any storm water discharges associated with industrial activity. The permit requires Northern Lights to provide ongoing compliance reports to the South Dakota Department of Environment and Natural Resources. This permit is due for renewal in 2008.

While Northern Lights is currently in compliance with all applicable environmental laws, regulations and permits, Northern Lights will need to continue to comply with the permits and regulatory requirements. To accomplish this end, Northern Lights maintains an on-going program to ensure compliance with such requirements. Maintaining compliance may require Northern Lights to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material and costly. Because management believes the plant is currently complying with existing laws and permits, it does not anticipate in 2005 making any significant capital expenditures toward new or upgraded equipment or processes as it relates to emissions. However, if the Environmental Protection Agency and Broin and Associates cannot amicably resolve the application of the appropriate emissions testing method, as discussed below under “Legal Proceedings,” material expenditures could be required.

Management and Employees

Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the ethanol plant, under a management agreement with Northern Lights. Under the management agreement, Northern Lights pays Broin Management a fixed annual fee and an incentive bonus based on annual net income.  Northern Lights also pays certain expenses incurred with respect to the operation of the plant while other expenses, including, but not limited to, the provision of a full-time technical manager and general manager, are included as part of Broin Management’s fees.  The agreement is in effect until July 1, 2005 and automatically renews for an additional three-year term unless either party provides a 90-day advance written notice of termination. Northern Lights may only terminate Broin Management “for cause,” which is defined in the agreement as illegal or unethical conduct, or failure or refusal to perform under the management agreement. Negotiations between Northern Lights and Broin Management on a new management agreement are currently being conducted, although there are no assurances that one will result before July 1, 2005.

Mr. Blaine Gomer, Northern Lights’ general manager, is a Broin employee.  Mr. Gomer oversees and is responsible for operations and production at the plant on a day-to-day basis.  The general manager is a full-time, on-site position, but Mr. Gomer is an employee of Broin Management, LLC.  For Mr. Gomer’s biographical information, see “Item 10–Directors and Executive Officers of the Registrant.”

As of March 1, 2005, Northern Lights employed 39 employees, including a commodities manager, a commodities supervisor, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, maintenance technicians, grains assistants, accountants, and an administrative assistant.  This does not include Mr. Gomer and the technical manager who are both employees of Broin Management.

Item 2.  Properties.

The plant is located immediately adjacent to the Big Stone Plant near the city of Big Stone City in Grant County, South Dakota.  The land on which the plant is located is leased from Big Stone-Grant Industrial Development and Transportation, LLC, which is owned by Otter Tail Power Company, Montana-Dakota Utilities, and NorthWestern Public Service.  The term of the lease is for 99 years.  The rent is $2,400 per year until December 31, 2005, at which time, starting on January 1, 2006, the rent is increased by 5% from the immediately preceding five-year period.  In addition, the plant site is served by multiple state highways, is near Interstate Highway 29, and has rail facilities and connections to the Burlington-Northern-Santa Fe Railroad system to facilitate transporting the ethanol and distiller’s grains produced at the plant to national and regional markets.  All of Northern Lights’ tangible and intangible property, including its leasehold interest, easement rights, improvements, equipment, personal property, and contracts, serve as the collateral for the debt financing with US Bank National Association, of Sioux Falls, South Dakota, which is described below under “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

Item 3.  Legal Proceedings.

From time to time in the ordinary course of business, Northern Lights or we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. Except as described below, Northern Lights or we are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any potential claims.

In the last two years, both the United States Environmental Protection Agency and the State of South Dakota Department of Environment and Natural Resources have placed increased scrutiny on ethanol plants for compliance with air quality laws and regulations. In 2002, a number of ethanol plants in Minnesota entered into consent decree settlements with the State of Minnesota and the Environmental Protection Agency arising from alleged emission violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols were established and air quality permits were modified by the settlement agreements.  The Environmental

Protection Agency subsequently stated that it intends to “level the playing field,” inferring actions against other ethanol producers.

On January 6, 2003, the Environmental Protection Agency issued formal information requests to many ethanol plants, including those designed, constructed, and/or managed by Broin and Associates and Broin Management, including Northern Lights. The requests required that the subject ethanol plants provide the Environmental Protection Agency with certain emissions data, presumably to determine whether the plants were in compliance with the Clean Air Act. Since these requests, Broin and Associates has been holding on-going discussions with the Environmental Protection Agency regarding the application and use of testing methods for quantifying certain emissions at the plants managed by Broin. To date, no action has been taken nor has any final resolution been made regarding this matter. It is also uncertain whether the Environmental Protection Agency will take any action with respect to its formal information requests, or what the result or effect will be on Northern Lights of the on-going discussions between Broin and the Environmental Protection Agency.  Fines and/or other penalties could result.

In late 2002, the South Dakota Department of Environment and Natural Resources began requiring that new ethanol plants in South Dakota include a new method for quantifying emissions from the plants.  The new method is commonly referred to as the Midwest Scaling Method or the “multiplier.”  When the multiplier is used, emission test results are generally higher than when traditional test measures are employed. In 2003, the Department of Environment and Natural Resources, applying the multiplier in its emissions calculations, informed Northern Lights that it may have exceeded its emission limits in its Title V Air Quality Operating Permit, despite the multiplier not being required in Northern Lights’ Title V Air Quality Operating Permit.  No formal action, however, was ever taken against Northern Lights by the Department of Environment and Natural Resources.

On December 29, 2003, Northern Lights, five other ethanol plants in South Dakota, and Broin Management filed a petition for a declaratory judgment before the South Dakota Board of Minerals and Environment.  The petition requested that the Board of Minerals and Environment bar the Department of Environment and Natural Resources from using and applying the multiplier in quantifying emissions because its use was inappropriate and unlawful.  Northern Lights and the other plants contended that neither South Dakota nor federal regulations require or permit the use of the multiplier. On June 16, 2004, following an administrative hearing, the Board of Minerals and Environment ruled that the multiplier was not contained in state or federal emission test methods or regulations. The effect of this ruling, if final, is that the Department of Environment and Natural Resources cannot use or require the use of the multiplier in measuring emissions from Northern Lights’ plant.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

There is no public trading market for our capital units.  Capital units must be transferred in accordance with our Capital Units Transfer System.  The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to our board of managers’ approval.  Since March 8, 2004, the qualified matching service has been operated through Alerus Securities Corporation, a registered broker-dealer based in Grand Forks, North Dakota, which operates a registered Alternative Trading System with the Securities and Exchange Commission. As of March 1, 2005, we had 649 members.  The following table contains historical information by trimester for the past year of our capital units since the qualified matching service commenced:

Trimester*	Low Price	High Price	Average Price	# of Shares/Capital Units Traded

March-April 2004	$0.00	$0.00	$0.00	0
May – Aug 2004	$3.50	$4.00	$3.67	24,000
August – Dec 2004	$3.75	$3.85	$3.79	90,000

* Transfer of ownership of all capital units occurs on the first day of the trimester immediately following the trimester(s) in which the trade occurs between buyer and seller or the subsequent trimester, depending upon the day of the trade during the trimester. Trimesters begin on January 1, May 1 and September 1, except for the first trimester in 2004 which began on March 8, 2004.

Under the terms of our Operating Agreement, we are required to make annual (or more frequent) distributions to our members and may not retain more than $200,000 of net cash from operations, unless (i) a super majority of our board of managers (75%) decides otherwise, (ii) it would violate or cause a default under the terms of any debt financing or other credit facilities, or (iii) it is otherwise prohibited by law. Our ability to make distributions to members, however, is dependent upon the distributions made by Northern Lights. Under its loan agreement with US Bank, Northern Lights is restricted from making distributions to us by a covenant. The covenant limits the distributions in any given year not to exceed 70% of net income, although distributions may be made up to 80% of net income if working capital is equal to or exceeds $3 million. For further details of this loan, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtness.”

In 2003, Northern Lights made cash distributions to us of approximately $4.05 million and $1.2 million to the minority member of Northern Lights.  We, in turn, distributed to our members approximately $3.65 million, or $0.57 per capital unit.

In 2004, Northern Lights made cash distributions to us of approximately $3.86 million and $1.14 million to the minority member of Northern Lights.  We, in turn, distributed to our members approximately $3.56 million, or $0.56 per capital unit.

If Northern Lights continues to operate profitably as it did in 2004 and 2003, we expect to make similar distributions in 2005.

Item 6.           Selected Financial Data.

The following table sets forth selected financial data of Northern Growers, LLC and our predecessor cooperative for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	2004	2003	2002 (1)
Statement of Operations Data:
Revenue	$86,587,585	$70,857,262	$32,756,935
Cost of Revenues	$72,729,131	$58,920,917	$24,674,714
Gross Profit	$13,858,454	$11,936,345	$8,082,221
General and Administrative Expense	$2,984,238	$2,739,136	$1,352,524
Income from Operations	$10,874,216	$9,197,209	$6,072,565
Interest Expense	$1,500,438	$1,847,108	$963,714
Settlement Income	$1,449,248	$0	$0
Other Income	$65,551	$23,244	$618
Minority Interest in Subsidiary Income	$(2,528,026)	$(1,770,430)	$(1,229,452)
Net Income	$8,371,332	$5,611,068	$3,880,017
Capital Units Outstanding	$6,328,500	$6,328,500	$6,328,450
Net Income per Capital Unit	$1.32	$0.89	$0.61
Cash Distributions declared per Capital Unit	$0.95	$0.79	$0.00

Balance Sheet Data:
Working Capital	$560,046	$194,176	$5,718,766
Net Property, Plant & Equipment	$40,885,963	$41,735,733	$43,016,408
Total Assets	$54,678,507	$53,786,201	$59,031,879
Long-Term Obligations	$16,387,498	$20,053,377	$27,858,349
Minority Interest	$5,715,325	$5,014,499	$4,899,960
Members Equity	$19,446,001	$17,067,695	$16,280,448
Book Value per Capital Unit	$3.07	$2.70	$2.57

(1)                                  The year 2002 represents only a partial year of operations, as the ethanol plant commenced production in late June 2002 . The financial information in the table also includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization into a limited liability company on April 1, 2003.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Management’s Discussion and Analysis-Results of Operations,” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Northern Lights’ actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, this business is dependent upon general economic conditions and various conditions specific to the industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state regulations, which are often subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Northern Lights’ operating results.

•                  The ethanol industry and Northern Lights’ business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase Northern Lights’ operating results may suffer. When corn and natural gas prices fluctuate significantly, Northern Lights’ cost of revenues and its operating results may be adversely affected by the use of derivative instruments under its risk management program.

•                  The ethanol industry and Northern Lights’ operating income may be adversely impacted by a decrease in or termination of government subsidies and other forms of financial incentives; a termination of government environmental and tax policies that encourage the production and use of ethanol; or, the prevention of new government policies and programs that encourage the use of ethanol.

•                  The ethanol industry is increasingly competitive, with additional plants in operation, under construction, or in the planning stages. With additional plants coming on line, the supply of ethanol will increase, which, if the demand does not grow accordingly or is unaided by government policies and programs, could adversely impact the price of ethanol and Northern Lights’ operating results.

•                  The ethanol industry and Northern Lights may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could result in an increase in costs and capital expenditures.

•                  Northern Lights is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant, and upon Broin-related entities to purchase and market the ethanol and distiller’s grains produced at the plant, and for risk management services.  If any of these entities cease providing services to Northern Lights, the plant’s operations will be adversely affected. Northern Lights is currently negotiating with Broin Management on a new management agreement, but there are no assurances that one will result.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

Northern Lights is engaged in the production of fuel-grade ethanol and distillers grains.  Corn is supplied to Northern Lights’ plant from our members who are primarily local agricultural producers, and from purchases of corn on the open market. After processing the corn, ethanol is sold to Ethanol Products, LLC, a Broin affiliate, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that Northern Lights receives from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products receives from the sale to its customers, minus a fee. Distiller’s grains are sold through Dakota Gold Marketing, another Broin affiliate, which markets and sells the product to local livestock feeders.

Northern Lights’ operating income or loss is significantly tied to the price at which ethanol and distiller’s grains are sold. Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In contrast, the price of distiller’s grains tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal. Surplus grain supplies also tend to put downward price pressure on distiller’s grains.

Northern Lights Ethanol’s cost of revenues, which includes production expenses, is significantly affected by the cost of corn, natural gas and steam. In 2004, for instance, the cost of corn was approximately 64% of cost of revenues, whereas the cost of natural gas and steam was approximately 11% of cost of revenues. Comparatively, in 2003, the cost of corn was approximately 58% of cost of revenues, while the cost of natural gas and steam was approximately 13% of cost of revenues.   The cost of corn is affected primarily by supply and demand factors such as crop production, world carryout, exports, risk management and weather, much of which Northern Lights has no control. Natural gas prices generally fluctuate with the energy complex. Over the last few years, natural gas prices have been higher than historical averages, with management expecting this trend to continue due to higher prices for crude oil and other alternative fuels.

The 2004 year started with very strong earnings, only to see earnings fall in the middle of the year, followed by a strong earnings recovery at the end of the year. The principal cause for these fluctuations was the price volatility of corn, which proved to be significantly greater than in 2003. Earnings fell during the spring when corn prices increased to near record highs. Fears of a wet spring and a decrease in corn production were the principal causes for the increase, although Northern Lights’ risk management program mitigated some of the increase. As the year progressed through the summer and early fall, corn prices actually declined due to a forecasted record corn crop. Unfortunately, when prices declined during this period, risk management had an adverse impact on cost of revenues and, therefore, earnings.  During the fourth quarter, however, with a return of extremely low and stable prices for corn and a continuation of higher prices for ethanol, earnings made a full recovery.

While 2004 was marked by significant price volatility of corn, it was also marked by several positives. Earnings at Northern Lights increased by approximately $2.7 million from 2003 due to strong ethanol sales and a $1.4 million credit received from the Big Stone Plant. Further, total ethanol production at the plant increased due to additional improvements made to the plant. Total production was 47.4 million gallons in 2004, compared to 43.6 million gallons in 2003 and, for the first six months of production, 20.5 million gallons in 2002.

Management’s outlook for 2005 is relatively positive. The first quarter began with relatively high ethanol prices and stable and low corn costs, which we expect to continue going into the second quarter and positively impact earnings during these quarters. There is less certainty, however, about earnings potential during the last two quarters.  As spring approaches, price volatility of corn may return to the markets, particularly in anticipation of a new corn crop. Unless there is a plentiful corn crop in 2005, like in 2004, the price of corn may increase and lead to an increase in production costs. Further, unless demand for ethanol continues to increase and new markets for ethanol open up through passage of a federal Renewable Fuels Standard bill or other means, the price of ethanol may be adversely impacted by a potential surplus of ethanol. Approximately 700 million new gallons of ethanol are slated to enter the market by the end of 2005, some of which may not be absorbed unless new markets in the United States are developed. If ethanol prices do decrease, Northern Lights’ earnings may suffer.

Results of Operations

Northern Lights started operations on July 5, 2002 and began operating at full name-plate capacity in August, 2002.  Accordingly, there is no comparable income and sales data for the year ended December 31, 2002.

Comparison of years ended December 31, 2004 and December 31, 2003.

	Year Ended December 31,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	$68,501,969	79%	$51,913,676	73%
Distiller’s Grains	$16,486,472	19%	$13,643,646	19%
Incentive	$1,599,144	2%	$5,299,940	7%
Total	$86,587,585	100%	$70,857,262	100%

Revenues-Revenue increased $15.7, or 22%, to $86.6 million for the year ended December 31, 2004 from $70.9 million for the year ended December 31, 2003. Total revenues increased primarily because of an increase in ethanol revenue.

Revenue from the sale of ethanol increased 32% from the year ended December 31, 2003 to the year ended December 30, 2004.  The increase was due primarily to a 24% increase in the average sales price per gallon of ethanol along with a 7% increase in the volume of ethanol sold.  The price increase was mainly attributable to higher prices of unleaded gasoline and a strong demand for ethanol.  The increase in volume sold was facilitated by an increase in production volumes, caused principally from an improvement in plant efficiencies.

Revenue from the sale of distiller’s grains increased approximately 21% from the year ended December 31, 2003 to the year ended December 31, 2004. The increase was due primarily to a 17% increase in the volume of distiller’s grains sold, resulting from an increase in production at the plant.

Total incentive revenues from federal and state government incentive programs decreased by 70% from the year ended December 31, 2003 to the year ended December 31, 2004. Incentive revenue consists of income received from federal and state governments in connection with Northern Lights’ ethanol production. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $3.2 million, or 77% to $900,000 for the year ended December 31, 2004 from $4.1 million for the year ended 2003. The decrease was due primarily to how the payments are structured and made under the program. Payments are based principally on the increase in gallons of ethanol produced compared to the prior year’s production. Because 2002 was Northern Lights’ first year of production, the plant had the largest increase in production from the prior year. Between 2004 and 2003, the plant had a far smaller increase in production which, accordingly, led to less incentive revenue being earned. Management anticipates receiving less under this program in 2005 compared to 2004 because the plant is not expected to experience a significant increase in production from last year to justify an increase in payment, and Congress has reduced funding for the program from $150 million to $100 million in 2005.

Incentive revenue from the state of South Dakota incentive program decreased $518,000, or 44%, to $667,000 from the year ended December 31, 2003 to the year ended December 31, 2004. The decrease was due to an earlier than anticipated depletion of funds allocated to the program in the 2004 program year (July 1, 2003 to June 30, 2004). While funds allocated to this program have increased in the 2005 program year and are expected to increase in the 2006 program year, it is uncertain whether the funds allocated to this program will be depleted before the end of these program years, much of which is dependent upon the production levels of all plants operating in South Dakota during these periods.

Cost of Revenues-Cost of revenues increased $13.8 million, or 23%, to $72.7 million for the year ended December 31, 2004 from $58.9 million for the year ended December 31, 2003. The increase in the cost of revenues resulted primarily from a 22% increase in the overall cost of corn. The increase in the cost of corn was caused by an approximately 11% increase in the market price of corn per bushel from the year ended December 31, 2003 to the year ended December 31, 2004 and the risk management program in 2004.

In terms of risk management in 2004, the use of corn derivative instruments relative to the price fluctuation of corn in 2004 was a contributing factor for the increase in cost of corn. Gains and losses that result from a change in value of corn and natural gas derivative instruments are recognized in cost of revenues as the changes occur. For the year ended December 31, 2004, cost of revenues includes losses of $3.5 million from the use of corn derivative instruments, up from a $100,000 gain in 2003. These losses were caused by the fluctuations in the price of corn in 2004. At the end of 2003, Northern Lights increased its use of corn derivative instruments and positions to protect against the market price forecasts for corn. Those forecasts predicted higher prices for corn because of low world carryout prior to the growing season, decreased production, and drought. As the year progressed, however, and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined. When the market price declined, the value of the corn derivative instruments fell which led to an increase in cost of revenues.

At least for the first half of 2005, management does not anticipate the same or similar impact on cost of revenues from the risk management program. Because of the record corn crop in 2004 and higher than anticipated world corn carryout, the market conditions for corn are expected to be positive, namely lower prices for corn and less price volatility. For the second half of 2005, however, while management believes the market will remain positive, conditions could alter the stability of the market and use of derivative instruments, thus increasing the potential for losses under the risk management program.

General and Administrative Expenses-General and administrative expenses increased $250,000, or 9%, to $2.98 million for the year ended December 31, 2004 from $2.73 million for the year ended 2003.  The increase in general and administrative expenses was primarily the result of increased management fees and employee profit-sharing costs during the year, which are both based on the increased profitability of Northern Lights.

Interest Expense-Interest expense decreased $350,000, or 19%, to $1.5 million for the year ended December 31, 2004 from $1.85 million for the year ended 2003.  The decrease in interest expense was primarily due to a $3.7 million reduction in outstanding debt from December 31, 2003 to December 31, 2004.

Settlement Income-In November 2004, Big Stone Plant, the plant which supplies steam to the ethanol plant, issued to Northern Lights a $1.4 million credit. The credit was issued after Big Stone Plant acknowledged that a metering instrument it owned and controlled had mistakenly reported an excess amount of steam being transferred to Northern Lights in 2003 and 2004. As a result, Big Stone Plant inadvertently overcharged Northern Lights for the transfer and use of steam in the amount of $1.4 million between 2003 and 2004.  Big Stone Plant’s acknowledgement of the metering problem started from an informal dispute between management at Northern Lights and Big Stone Plant when Northern Lights, in March 2003, questioned Big Stone Plant about the reported volume of steam being used and transferred to Northern Lights. Big Stone Plant, after conducting several tests and analyses in 2003, believed the volume reports were accurate until the fall of 2004, when it discovered that the metering instrument had been miscalibrated. After this discovery, Big Stone notified Northern Lights in November of 2004 that it would resolve this matter through the issuance of a credit, which Northern Lights agreed to accept.

Minority Interest in Subsidiary-Minority interest in subsidiary increased $750,000, or 43%, to $2.52 million for the year ended December 31, 2004 from $1.77 million for the year ended 2003.  The increase in minority interest was the result of an increase in net income.

Net Income-Net income increased $2.8 million to a net income of $8.4 million for the year ended December 31, 2004 from a net income of $5.6 million for the year ended December 31, 2003.  This change was caused primarily by, as discussed above, an increase in ethanol revenues and the credit received from the Big Stone Plant.

Liquidity and Capital Resources

The following table shows the cash flows between the year ended December 31, 2004 and the year ended December 31, 2003:

	Year Ended December 31
	2004	2003
	$	$
Net cash from operating activities	$11,122,960	$13,182,320
Net cash (used for) investing activities	$(2,050,295)	$(1,128,154)
Net cash (used for) financing activities	$(8,437,658)	$(13,766,313)

Cash Flow From Operating Activities-The decrease of approximately $2.1 million in net cash flow provided from operating activities between 2003 and 2004 was due to an increase in net income between periods, offset by a decrease in accounts receivable outstanding in 2004 and a change in corn payable.  Accounts receivable decreased in 2003 because of substantial payments received from the incentive programs, compared to an increase in 2004 when incentive programs provided less cash.  Corn payable increased in 2003 because more agricultural producers at the end of 2003, compared to the end of 2004, elected to defer payment to 2004 for delivering corn to the plant.

Cash Flow From Investing Activities-The increase of approximately $920,000 in net cash flow used for investing activities between periods was attributed to an increase in capital improvement projects at the plant from $1.13 million in 2003 to $2.05 million in 2004.  The capital improvement projects in 2004 consisted of general improvements to property, plant and equipment, including dryer and electrical systems.

Management anticipates making at least $1.1 million in capital expenditures on the plant in 2005. The largest capital expenditure will be for a rail expansion project at the plant, costing $1.1 million and financed by US Bank. The project consists of adding an additional track line to improve the transportation of ethanol and distiller’s grains by railcar.  Details of the US Bank financing are further discussed below under “Indebtness.”

Cash Flow From Financing Activities-The decrease of approximately $5.3 million in net cash used for financing activities between periods was due principally to a $5.0 million payment on the variable-rate, revolving note in 2003, and $770,000 of additional excess cash flow payments in 2003 on the fixed-rate note.  Principal paid on the fixed-rate note relative to required excess cash flow payments totaled $1,695,000 during 2003 and $925,708 during 2004.

Management anticipates in the next 12 months having sufficient cash flows from operating activities and revolving debt to fund working capital and to cover operating and administrative expenses, capital expenditures (other than the rail expansion project), and debt service obligations.

Indebtness

US Bank National Association of Sioux Falls, South Dakota, is Northern Lights’ primary lender.  Prior to entering into a refinancing agreement on March 30, 2005, Northern Lights had four loans outstanding with US Bank National Association:  a $15 million fixed rate note, a $11.1 million variable-rate non-revolving note, a $5 million variable-rate, revolving note, and a $1.2 million note.  The fixed and variable notes were obtained under a Loan Agreement dated July 11, 2001 and amendments dated January 1, 2003.  The $1.2 million note was obtained separately on May 1, 2003.

The $15 million fixed-rate note bore 6.95% interest annually and required equal quarterly payments of approximately $521,000 with a balloon payment due on December 31, 2007.  There was a prepayment penalty if Northern Lights prepaid the loan prior to its maturity by any means other than the mandated prepayments calculated based on Northern Lights’ excess cash flow under the Loan Agreement.  Under the Loan Agreement, Northern Lights was required to prepay US Bank a portion of the principal of the loan by May 1 of each year in an amount equal to 15% of the excess cash flow but not more than 20% of the outstanding principal balance of the loan. The Loan Agreement defined excess cash flow as the net income of Northern Lights before deductions for depreciation and amortization less expenditures for fixed and capital assets not financed by debt, required principal payments including capitalized lease obligations, and interest expense. Excess cash flow payments of $425,708 were made for the year ended December 31, 2004 compared to payments of $1,695,000 for the year ended December 31, 2003.  In addition to the excess cash flow payments, a total of $1,293,715 in principal payments was made on the fixed rate note during the year ended December 31, 2004, compared to principal payments of $1,129,142 during the year ended December 31, 2003. The outstanding principal balance on this note was $9,956,435 as of December 31, 2004.

The $11.1 million variable-rate, non-revolving note bore interest at 1.00% over US Bank’s prime rate.  This note required quarterly payments of interest and amortized principal on the basis of a ten-year term.  This note was due on December 31, 2007.  As of December 31, 2004, Northern Lights’ variable rate was 6.25%.  Principal payments of $1,236,072 were made on the variable-rate note during the year ended December 31, 2004, compared to principal payments of $1,152,732 made in the year ended December 31, 2003. The outstanding principal balance on this note was $8,711,196 as of December 31, 2004.

The $5 million variable-rate, revolving note bore interest at 1.00% over US Bank’s prime rate, requires quarterly interest-only payments, and was due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the unpaid principal amount on the note and $5 million. Northern Lights paid an unused commitment fee of 0.5% per year that was assessed quarterly on any funds not borrowed under the note.  As of December 31, 2004, the rate was 6.25%, compared to a rate of 5.0% as of December 31, 2003. The unpaid principal balance was $0.00 as of December 31, 2004 and as of December 31, 2003.

Northern Lights is required to provide US Bank with audited annual and unaudited quarterly financial statements.  In addition, minimum debt service coverage ratios, minimum working capital, minimum tangible net worth, a maximum capital expenditure limitation and other standard negative and affirmative covenants are required. The calculation of minimum working capital includes the amount US Bank is allowed to loan Northern Lights under the $5 million variable rate, revolving note. If an event of default occurs, as defined in the Loan Agreement, US Bank may terminate the Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement include failure to make payments when due or violation of one or more of the Agreement’s covenants. All of Northern Lights’ tangible and intangible property, including its leasehold interest, easement rights, improvements, equipment, personal property, and contracts, serve as the collateral for the debt financing secured by US Bank. Management believes that Northern Lights is in compliance with all covenants and restrictions under its existing Loan Agreement and other agreements with US Bank.

The $1.2 million loan with US Bank was obtained to finance the acquisition and installation of two regenerative thermal oxidizers. Northern Lights paid interest on the outstanding balance at a fixed rate of 5.70% and final payment is due on May 1, 2007. The note is secured by the regenerative thermal oxidizers and a lien on all payments that Northern Lights receives or is entitled to receive under the Bioenergy Program. Northern Lights made $281,964 in principal payments for the year ended December 31, 2004, compared to $434,827 in principal payments for the year ended December 31, 2003.  Of the $434,827 in principal payments in 2003, $300,000 was made in conjunction with a refinancing in 2003.  The principal balance outstanding on this note was $783,209 as of December 31, 2004.

On March 30, 2005, Northern Lights and US Bank entered into an amended Loan Agreement. The purpose of the agreement was to refinance existing debt and to finance the planned rail expansion project at the plant. Effective March 30th, there will be five loans and notes with US Bank: a $15.8 million fixed rate note; a $3.9 million variable-rate, non-revolving note; a $5 million variable-rate, revolving note; a $3.0 million variable rate, revolving note; and a $1.2 million note. The $15.8 million note and $3.9 million note will retire the original $15.0 million and $11.1 million note and loans. The terms and conditions of the Loan Agreement dated March 30, 2005 remain the same as the original Loan Agreement, as discussed above, except for as stated below.

The $15.8 million fixed rate note bears an interest rate at 6.38%. This note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, the first payment being due on June 30, 2005. The loan is subject to maturity on March 31, 2012.

The $3.9 million variable rate, non-revolving note bears interest at US Bank’s prime rate (currently 5.75%). This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being due on June 30, 2005. The first payment of principal and interest will be $153,600. Like the fixed rate note, the loan matures on March 31, 2012.

The $5 million variable-rate, revolving note bears interest at US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly.  This note requires quarterly interest-only payments and is subject to a new maturity of March 31, 2012.

The $1.2 million note for the thermal oxidizers now bears interest at a fixed rate of 4.7%, with slightly lower quarterly payments being due until maturity on April 30, 2007.

As part of the refinancing, Northern Lights obtained a new $3.0 million variable rate, revolving note. This note requires quarterly interest payments when drawn, the first potential payment starting on June 30, 2005.  The maturity on this note is March 31, 2008. The interest rate is equal to US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be used until the existing $5 million variable rate, revolving note is fully drawn.

As part of the amended Loan Agreement, some covenants are changed. The amendment increases the minimum working capital requirement from $2 million to $4 million (including the amount US Bank is allowed to loan Northern Lights under the $5 million variable rate, revolving loan); eliminates the 15% excess cash flow payment; changes the fixed charge coverage ratio; and changes the number of allowable distributions to members to more than one each year, provided all other covenants are complied with under the Loan Agreement.

In addition to Northern Lights’ long-term debt, the following table provides information regarding the consolidated contractual obligations of Northern Growers as of December 31, 2004:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$19,450,840	$3,063,342	$16,387,498	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$387,115	$2,400	$5,040	$5,040	$374,635
Purchase Obligations	$1,796,604	$403,674	$434,160	$434,160	$524,610
Total Contractual Cash Obligations	$21,634,559	$3,469,416	$16,826,698	$439,200	$899,245

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” (SFAS No. 151). The Statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The statement requires such costs be recognized as current period charges.  The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility.  Management has determined that implementation of this pronouncement will not have a material effect on the financial statements.

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

Inventory Valuation.  Northern Lights accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant costs of disposal.  Northern Lights derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market value of corn inventory is recognized as a component of cost of revenues.  Ethanol and distiller’s grains are stated at net realizable value.  Work-in-process and chemical inventory are stated at an average cost method.

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

Accounting for Derivative Instruments and Hedging Activities.   Northern Lights enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  It does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2004 and 2003 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

On the date the derivative instrument is entered into, Northern Lights will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Northern Lights is exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. Northern Lights has no exposure to foreign currency risk as all of its business is conducted in U.S. Dollars. Northern Lights uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. It does not enter into these derivative financial instruments for trading or speculative purposes, nor does it designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

Northern Lights produces ethanol and its co-product, distiller’s grains, from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Northern Lights also uses natural gas in the production process, and as such is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons.

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

Corn is hedged with derivative instruments including futures and options contracts offered through the Chicago Board of Trade. Forward cash corn and basis contracts are also utilized to minimize future price risk.  Likewise, natural gas is hedged with futures and options contracts offered through the New York Mercantile Exchange.  Basis contracts are also utilized to minimize future price risk.

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

A sensitivity analysis has been prepared to estimate Northern Lights’ exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions as of December 31, 2004 and December 31, 2003 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2004	$3,473,670	$347,367
December 31, 2003	$7,094,955	$709,496

Interest Rate Risk

Northern Lights’ interest rate risk exposure pertains primarily to its variable rate, long-term debt. Specifically, Northern Lights has $8,711,196 in variable rate, long-term debt as of December 31, 2004.  The interest rate on the variable rate, long-term debt was 1.0% over US Bank’s prime rate, which was 6.25% as of December 31, 2004. Northern Lights manages its interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  Northern Lights has $10,739,644 outstanding in fixed rate, long-term debt as of December 31, 2004, of which $783,209 was subject to an interest rate of 5.70% and $9,956,435 was subject to an interest rate of 6.95%.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of Northern Growers, LLC located at page F-1 of this report, and financial statements for the year ended December 31, 2004 referenced therein, which are hereby incorporated by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation Of Disclosure Controls And Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, has concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes In Internal Controls

There were no significant changes in our or Northern Lights’ internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

Item 9B. Other Information.

On March 30, 2005, Northern Lights entered into an Amended Loan Agreement with US Bank National Association of Sioux Falls, South Dakota.  Details of the Amended Loan Agreement are further discussed above under “Item 7 – Indebtedness.”

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Compliance with Section 16(a) of the Exchange Act

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Code of Ethics

Information regarding a code of ethics is incorporated in this Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Directors

Information regarding our board of directors or managers is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of

Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Executive officers

Information required by this item regarding the business experience of our executive is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

Item 14.  Principal Accounting Fees and Services.

 The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)          The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  Financial Statements – Reference is made to the “Index to Financial Statements” of Northern Growers, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2004 included herein.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

(b)         See Item 15(a)(3)

(c)          -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Date:	March 31, 2005	/s/ Robert Narem
Robert Narem, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHERN GROWERS, LLC

Date:	March 31, 2005	/s/ Robert Narem
Robert Narem, Chief Executive Officer and Chief Financial Officer, Manager (Principal Executive Officer)

Date:	March 31, 2005	/s/ Ron Anderson
Ronald Anderson, Manager

Date:	March 31, 2005	/s/ Glenn Berdan
Glenn Berdan, Manager

Date:	March 31, 2005	/s/ Dennis Flemming
Dennis Flemming, Manager

Date:	March 31, 2005	/s/ Lars Herseth
Lars Herseth, Manager

Date:	March 31, 2005	/s/ Mark Lounsbery
Mark Lounsbery, Manager

Date:	March 31, 2005	/s/ Robert Metz
Robert Metz, Manager

Date:	March 31, 2005	/s/ Jeff Olson
Jeff Olson, Manager

Date:	March 31, 2005	/s/ Ron Olson
Ronald Olson, Manager

Date:	March 31, 2005	/s/ James Peterson
James Peterson, President, Manager

Date:	March 31, 2005	/s/ Delton Strasser
Delton Strasser, Secretary, Manager

Date:	March 31, 2005	/s/ Steve Street
Steve Street, Vice President, Manager

Date:	March 31, 2005	/s/ Gregory Toben
Gregory Toben, Manager

Date:	March 31, 2005	/s/ Bill Whipple
Bill Whipple, Manager

Date:	March 31, 2005	/s/ Robert Wittnebel
Robert Wittnebel, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Organization		Appendix A to Issuer’s Prospectus filed with the Commission on March 17, 2003.

3.1	Articles of Organization		Appendix B to Issuer’s Prospectus filed with the Commission on March 17, 2003.

3.2	Amendment and Addendum to Operating Agreement dated July 16, 2003		Exhibit 3.3 to the Issuer’s Form 10-KSB filed with the Commission on March 30, 2004.

4.1	Form of Class A Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.1	Licensing Agreement with Broin and Associates, Inc., dated November 2, 2000		Exhibit 10.2 to the Issuer’s Form S-4 filed with the Commission July 26, 2002.

10.2	Management Agreement with Broin Management, LLC, dated November 2, 2000		Exhibit 10.3 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.3	Corn Price Risk Management Agreement with Broin Management, LLC, dated November 16, 2001		Exhibit 10.4 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.4	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated March 5, 2002		Exhibit 10.5 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.5	DDGS Marketing Agreement with Dakota Commodities (a/k/a Dakota Gold Marketing), dated April 10, 2002		Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.6	Loan Agreement with US Bank, dated July 11, 2001		Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.7	Note, Mortgage and Security Agreement, dated July 11, 2001		Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.8	Lease Agreement with Big Stone – Grant Industrial Development and Transportation, dated April 18, 2001		Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.9	Steam Sale Agreement with Otter Tail Power Company, dated April 18, 2001		Exhibit 10.10 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.10	Water and Fuel Oil Agreement with Otter Tail Power Company, dated August 14, 2001		Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.11	Electric Service Agreement with Otter Tail Power Company, dated September 26, 2001		Exhibit 10.12 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.12	Water and Sanitary Sewer Agreement with the City of Big Stone City, dated December 21, 2001		Exhibit 10.13 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.13	Access and Rail Agreement with Otter Tail Corporation, dated April 18, 2001		Exhibit 10.14 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.14	Industry Track Agreement with Burlington Northern and Santa Fe Railway Company, dated January 8, 2002		Exhibit 10.15 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.15	Service Request Form and Extended Service Agreement with NorthWestern Public Service, dated March 19, 2002		Exhibit 10.17 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.16	Security Agreement and Promissory Note with US Bank, dated June 5, 2002		Exhibit 10.18 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.17	Security Agreement and Promissory Note with US Bank, dated December 15, 2002		Exhibit 10.19 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.18	$15 million Fixed-Rate Note with US Bank, dated January 1, 2003		Exhibit 10.20 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.19	$11.1 million Variable-Rate Note with US Bank dated January 1, 2003		Exhibit 10.21 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.20	$5 million Revolving Variable-Rate Note with US Bank, dated January 1, 2003		Exhibit 10.22 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.21	Mortgage in favor of US Bank, dated December 31, 2002		Exhibit 10.23 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.22	Memorandum of Understanding with Broin Enterprises, Inc., dated January 28, 2003		Exhibit 10.24 to the Issuer’s Form S-4/A filed with the Commission on March 6, 2003.

10.23	$1.2 million Promissory Note with US Bank, dated May 1, 2003		Exhibit 10.18 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003.

10.24	Trading Service Agreement with Alerus Securities Corporation dated February 2, 2004		Exhibit 10.1 to the Issuer’s Form 10-Q filed with the Commission on May 17, 2004.

10.25	Amendment to US Bank Loan Agreement dated June 22, 2004		Exhibit 10.1 to the Issuer’s Form 10-Q filed with the Commission on August 16, 2004.

10.26	Second Amendment to US Bank Loan Agreement dated March 30, 2005	X

10.27	$15.8 Million Promissory Note with US Bank dated March 30, 2005	X

10.28	$3.9 Million Promissory Note with US Bank dated March 30, 2005	X

10.29	$3.0 Million Promissory Note with US Bank dated March 30, 2005	X

31	Rule 13a-14/15d-14(a) Certifications	X

32	Section 1350 Certification	X

NORTHERN GROWERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Northern Growers, LLC

Big Stone City, South Dakota

We have audited the accompanying consolidated balance sheets of Northern Growers, LLC as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Growers, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on April 1, 2003, Northern Growers Cooperative was dissolved and reorganized as Northern Growers, LLC.

/s/ Eide Bailly LLP
Minneapolis, Minnesota
January 26, 2005, except for Note 12 and the last paragraph in Note 3, for which the date is March 4, 2005.

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS

CURRENT ASSETS
Cash	$3,500,317	$2,865,310
Accounts receivable
Trade related party	3,675,195	3,590,952
Trade	541,646	500,885
Other	877,357	302,546
Inventory	4,639,561	4,300,904
Prepaid expenses	344,702	99,587
Investment in commodity contracts	110,951	184,622

Total current assets	13,689,729	11,844,806

PROPERTY AND EQUIPMENT
Land improvements	4,003,657	3,520,698
Equipment	34,905,067	33,710,785
Buildings	8,125,978	8,124,155
	47,034,702	45,355,638
Less accumulated depreciation	(6,148,738)	(3,619,905)

Net property and equipment	40,885,964	41,735,733

OTHER ASSETS
Financing costs	102,814	205,662

Total other assets	102,814	205,662

	$54,678,507	$53,786,201

See Notes to Consolidated Financial Statements

	2004	2003

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,200,112	$1,339,505
Accounts payable - corn	3,044,095	4,179,050
Accounts payable - related party	378,631	204,220
Accounts payable - construction - related party	108,121	476,216
Other accrued liabilities	402,891	501,574
Accrued interest	7,440	10,119
Distribution payable - Northern Growers	3,778,051	1,343,224
Distribution payable - minority member	1,142,000	456,800
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	3,063,342	3,134,922

Total current liabilities	13,129,683	11,650,630

LONG-TERM NOTE PAYABLE	16,387,498	20,053,377

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	5,715,325	5,014,499

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	6,724,101	4,345,795

Total members’ equity	19,446,001	17,067,695

	$54,678,507	$53,786,201

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
REVENUES
Sales related party	$68,501,969	$51,913,676	$20,499,279
Sales	16,486,472	13,643,646	5,116,829
Incentive	1,599,144	5,299,940	7,140,827
Total revenues	86,587,585	70,857,262	32,756,935

COST OF REVENUES	72,729,131	58,920,917	24,674,714

GROSS PROFIT	13,858,454	11,936,345	8,082,221

EXPENSES
Startup expenses	—	—	657,132
General and administrative	2,984,237	2,739,136	1,352,524
Total operating expenses	2,984,237	2,739,136	2,009,656

INCOME FROM OPERATIONS	10,874,217	9,197,209	6,072,565

OTHER INCOME (EXPENSES)
Interest income	10,780	8,153	—
Interest expense	(1,500,438)	(1,847,108)	(963,714)
Settlement income - see Note 11	1,449,248	—	—
Other	65,551	23,244	618
Total other income (expenses)	25,141	(1,815,711)	(963,096)

INCOME BEFORE MINORITY INTEREST	10,899,358	7,381,498	5,109,469

MINORITY INTEREST IN SUBSIDIARY INCOME	(2,528,026)	(1,770,430)	(1,229,452)

NET INCOME	$8,371,332	$5,611,068	$3,880,017

BASIC AND DILUTED EARNINGS PER UNIT	$1.32	$0.89	$0.61

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,500	6,328,450

DISTRIBUTIONS PER UNIT DECLARED	$0.95	$0.76	$—

DISTRIBUTIONS PER UNIT PAID	$0.56	$0.58	$—

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Capital Units	Amount	Additional paid-in Capital	Retained Earnings	Total

BALANCE, DECEMBER 31, 2001	6,328,450	$12,656,900	$65,000	$(151,469)	$12,570,431
Net income	—	—	—	3,880,017	3,880,017
Distribution payable	—	—	—	(170,000)	(170,000)

BALANCE, DECEMBER 31, 2002	6,328,450	12,656,900	65,000	3,558,548	16,280,448
Transfers and adjustments	50	100	(100)	—	—
Net income	—	—	—	5,611,068	5,611,068
Distributions payable	—	—	—	(1,343,224)	(1,343,224)
Distributions paid	—	—	—	(3,480,597)	(3,480,597)

BALANCE, DECEMBER 31, 2003	6,328,500	12,657,000	64,900	4,345,795	17,067,695
Transfers and adjustments	—	—	—	—	—
Net income	—	—	—	8,371,332	8,371,332
Distributions payable	—	—	—	(3,778,051)	(3,778,051)
Distributions paid	—	—	—	(2,214,975)	(2,214,975)

BALANCE, DECEMBER 31, 2004	6,328,500	$12,657,000	$64,900	$6,724,101	$19,446,001

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$8,371,332	$5,611,068	$3,880,017
Changes to net income not affecting cash
Depreciation	2,531,969	2,446,104	1,172,473
Amortization of loan fees	102,848	102,845	50,342
Minority interest in subsidiary’s earnings	2,528,026	1,770,430	1,229,452
Decrease (increase) in current assets
Accounts receivable
Related party	(84,243)	(885,816)	(2,705,136)
Trade	(40,761)	114,766	(615,651)
Other	(574,811)	3,329,166	(3,572,492)
Inventory	(338,657)	(297,461)	(3,731,921)
Prepaid expenses	(245,115)	(28,193)	(303,507)
Investment in grain contract	73,671	(77,527)	(107,095)
Increase (decrease) in current liabilities
Accounts payable
Trade	(139,393)	185,042	1,097,542
Corn	(1,134,955)	1,100,172	3,078,878
Related party	174,411	(240,643)	444,863
Accrued liabilities	(98,683)	214,533	237,287
Accrued interest	(2,679)	(162,166)	172,285

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,122,960	13,182,320	327,337

INVESTING ACTIVITIES
Purchase of property and equipment	(2,050,295)	(1,128,154)	(22,346,709)

NET CASH USED FOR INVESTING ACTIVITIES	(2,050,295)	(1,128,154)	(22,346,709)

FINANCING ACTIVITIES
Long-term notes payable issued	—	1,500,000	25,518,061
Change in short-term notes payable	—	(1,000,000)	1,000,000
Principal paid on long-term notes payable	(3,737,459)	(9,411,701)	—
Distributions paid - Northern Growers	(3,558,199)	(3,650,597)	—
Distributions paid - minority member	(1,142,000)	(1,199,091)	—
Financing costs paid	—	(4,924)	(74,065)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(8,437,658)	(13,766,313)	26,443,996

NET (DECREASE) INCREASE IN CASH	635,007	(1,712,147)	4,424,624

CASH AT BEGINNING OF PERIOD	2,865,310	4,577,457	152,833

CASH AT END OF PERIOD	$3,500,317	$2,865,310	$4,577,457

CONSOLIDATED STATEMENTS OF CASH FLOWS - Page 2

	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$1,400,270	$1,762,557	$1,215,420
Cash paid for income taxes (refunded)	$—	$—	$(59,220)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$108,121	$476,216	$438,941
Distributions payable	$3,778,051	$1,343,224	$—

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or the Company (formerly Northern Growers Cooperative or the Cooperative), is a South Dakota limited liability company located near Big Stone City, South Dakota. The Company was organized to pool investors and provide a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant owned by Northern Lights Ethanol, LLC (Northern Lights). Northern Lights was formed on February 14, 2001. On June 26, 2002, the plant began grinding corn and on July 5, 2002, the ethanol plant commenced its principal operations. Prior to July 5, 2002, the Company was in the development stage. The Company sells ethanol and related products within North America.

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

As a result of the exchange, the Cooperative was dissolved, with Whetstone’s capital units distributed to the members of the Cooperative at a rate of one Whetstone capital unit for each share of equity common stock and all voting common stock of the Cooperative surrendered and retired. In connection with the reorganization, Whetstone changed its name to Northern Growers, LLC. A minimum of 5,000 capital units is required for ownership of the Company. Such units are subject to certain transfer restrictions, including approval by the Board of Managers of the Company. The Company also retains the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their member or corn delivery agreement or becomes a bankrupt member. The Operating Agreement of the Company also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

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

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Revenue Recognition

Revenue from the production of ethanol and related products is recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Generally, ethanol and related products are shipped FOB shipping point. Interest income is recognized as earned.

Revenue from federal and state incentive programs is recorded when the Company has produced or sold the ethanol and satisfied the reporting requirements under each applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 30 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management believes that all trade receivables are collectible; therefore, there is no valuation allowance as of December 31, 2004 and 2003.

Inventory

Ethanol and related product inventory is stated at net realizable value. Corn inventory is stated at market value, which approximates net realizable value (local market prices less cost of disposal), based on local market prices determined by grain terminals in the area of the plant. Other raw materials, spare parts and work-in-process inventory are stated at the lower of cost or market on an average cost method.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Inventories at December 31, 2004 and 2003 are as follows:

	2004	2003

Finished goods	$2,112,405	$1,592,046
Raw materials	1,500,457	1,845,031
Work-in-process	399,049	365,060
Spare parts inventory	627,650	498,767

	$4,639,561	$4,300,904

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

We have recorded an increase (decrease) to cost of revenues of $3,715,496, $(71,653) and $459,207 related to our derivative contracts for the year ended December 31, 2004, 2003 and 2002, respectively.

Financing Costs

Financing costs are amortized over the term of the related debt using the interest method of amortization. Amortization of financing costs during construction was capitalized as part of construction period interest. Accumulated amortization totaled $261,035 and $158,188 as of December 31, 2004 and 2003, respectively.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin Investments I, LLC in Northern Lights, plus or minus any allocation of income or loss of Northern Lights. Earnings and losses of Northern Lights are allocated to its members in proportion to the member’s capital accounts.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Land improvements	8-40 years
Equipment	3-20 years
Buildings	10-40 years

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

Income Taxes

Northern Growers, LLC, is not a taxpaying entity for federal and state income tax purposes and thus no income tax expense has been recorded in the statements. Income of the Company is taxed to the members in their respective returns.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the presentation in 2003 and 2004. These reclassifications had no change in previously reported net income.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The Statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Management has determined that implementation of this pronouncement will not have an effect on the Company’s financial statements.

NOTE 3 - NOTES PAYABLE

Short-Term Notes Payable

The Company received advances of $5,000 from various entities to help establish the Company. The notes are due on demand and do not bear interest.

On June 5, 2002, Northern Lights entered into a $1,000,000 promissory note with US Bank National Association, Sioux Falls, South Dakota (Bank), which matured on May 1, 2003.

On December 15, 2002, Northern Lights entered into a $500,000 line of credit with the Bank, which matured on May 1, 2003.

The balance of the short-term notes payable as of December 31, 2004 and 2003 are as follows:

	2004	2003

Non-interest bearing notes	$5,000	$5,000
US Bank promissory note	—	—

	$5,000	$5,000

Long-Term Notes Payable

Northern Lights had a $31,100,000 note with the Bank for the construction and permanent financing of the plant. During construction and through the balance of 2002, interest was due on a quarterly basis. Collateral for the note was the mortgage on the ethanol plant, with a net book value of approximately $40,885,000 as of December 31, 2004, and assignment of certain agreements related to the construction and operation of the plant.

On January 1, 2003, Northern Lights converted its $31.1 million construction note to three promissory notes. The interest rate terms of the promissory notes are as follows:

•                       Variable rate, non-revolving loan for $11.1 million, amortized over a 10 year period, with interest and principal due March 31, June 30, September 30 and December 31. Interest is at prime plus 1% (6.25% at December 31, 2004). The loan has a maturity date of December 31, 2007.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

•                       Fixed rate loan for $15 million, amortized over a ten-year period, with interest and principal due March 31, June 30, September 30 and December 31. Interest is fixed at 6.95%. The loan has a maturity of December 31, 2007 and is subject to a prepayment penalty.

•                       Variable rate, revolving loan for $5 million, interest only payments required on March 31, June 30, September 30 and December 31. Interest is at prime plus 1% (6.25% at December 31, 2004). The loan has a maturity date of December 31, 2007.

Except as noted above, the covenants and other terms and conditions of the original note with the Bank remain applicable to these three new notes.

On May 1, 2003, Northern Lights entered into a $1,200,000 promissory note with the Bank to refinance the then remaining unpaid and outstanding short-term notes payable balances of the $500,000 line of credit and $1,000,000 promissory note. The note bears interest at 5.7%, is payable in quarterly installments of principal and interest of $84,406 beginning August 1, 2003, matures on May 1, 2007 and is subject to a prepayment penalty. The note is collateralized by the previous security agreement between the Bank and Northern Lights.

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. At December 31, 2004, Northern Lights was in compliance with its covenants. Annually, beginning May 1, 2003, the financing arrangements with U.S. Bank include terms whereby Northern Lights makes an additional principal payment equal to 15% of Northern Light’s excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance. The excess cash flow payment made on May 1, 2003, was $1,010,000 and was applied to the principal of the fixed rate loan with the original principal balance of $15,000,000. In conjunction with Northern Light’s dividend distributions of September 22, 2003, February 10, 2004 and November 12, 2004, additional excess cash flow payments of $685,000, $335,664 and $590,044, respectively, were made on the same fixed rate loan.

The balance of the long-term notes payable as of December 31, 2004 and 2003 follows:

	2004	2003

Variable rate, non-revolving loan	$8,711,196	$9,947,268
Variable rate, revolving loan	—	—
Fixed rate loan	9,956,435	12,175,858
Promissory note	783,209	1,065,173

	19,450,840	23,188,299
Less current portion	(3,063,342)	(3,134,922)

	$16,387,498	$20,053,377

At December 31, 2004 and 2003, the Company had no outstanding borrowings against the variable rate revolving loan.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Minimum principal payments, through the maturity of the notes, follow:

Years Ending December 31,	Amount

2005	$3,063,342
2006	3,279,203
2007	13,108,295

$19,450,840

Minimum principal payments for the year ending December 31, 2005 do not include any related additional principal to the Bank based on excess cash flow. U.S. Bank released the Company of any further excess cash flow payments as of December 31, 2004. Minimum principal payments for the year ending December 31, 2007 include balloon payments due at the maturity of the notes.

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

Northern Lights has a construction contract with Broin and Associates, Inc. (see Note 6). Amounts due to Broin and Associates, Inc. related to the construction contract as of December 31, 2004 and 2003 were $0 and $476,216 respectively. Payments on the construction contract through December 31, 2004, 2003 and 2002 were $47,615,981, $47,139,765 and $46,110,022, respectively.

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

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 6 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Substantially all of the Company’s facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Management believes that the current practices and procedures for the control and disposition of such wastes comply with the applicable federal, state and local requirements.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant.

Agreements with Broin Investments I, LLC, the minority member of Northern Lights, or parties related to the minority member through common ownership, are as follows:

Construction Contract – The Company had a construction contract with Broin and Associates, Inc., an affiliate of the minority member of Northern Lights. The contract, with change orders, totals $47,615,981, all of which is complete as of December 31, 2004.

Ethanol Marketing Contract – The Company has an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on July 5, 2007, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration.

Management Agreement – The Company has an agreement with Broin Management, LLC for the management and operation of the ethanol plant. In exchange for these services, Broin Management receives an annual fee plus an incentive bonus of 5% of net income. The annual fee is adjusted each year for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant.  The agreement was executed on November 2, 2000 and payments began during February 2002, approximately six months prior to the projected start of plant operations. The term of this agreement continues until July 1, 2005, three years from the date the plant began processing corn and is renewable for successive three-year terms unless terminated 90 days prior to expiration of the agreement.

The Company has entered into an agreement with Broin Management, LLC for hedge and price risk management services related to corn requirements of the plant. The agreement expires in April 2005 and is renewable for successive one-year terms unless terminated 30 days prior to expiration.

DDGS Marketing Agreement – The Company has an agreement with Dakota Gold Marketing, a related party through ownership by entities related to the minority member, to provide marketing and administrative services for the sale of DDGS. The agreement commenced on May 10, 2002. The agreement provides for an agency relationship in that Dakota Gold Marketing does not take title to the DDGS but acts as a broker on behalf of Northern Lights. The agreement has a term of five years from commencement, and is renewable for five-year terms unless terminated by either party with 90 days notice.

Software Maintenance – In July 2002, the Company entered into an agreement with Broin and Associates, Inc. for new revisions to the plant’s software. The agreement has a term of three years, beginning June 1, 2002.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

On December 16, 2002, the Company entered into an agreement with Broin and Associates, Inc. for the purchase of certain software and data management services. The initial fee for purchase of the software is $40,000 payable upon execution of the agreement. The fee for the maintenance service ($20,000) shall be adjusted by the Consumer Price Index on an annual basis. The agreement has a term of two years, and it automatically renews for successive two-year terms unless terminated 60 days prior to expiration.

Revenues and expenses related to agreements with related parties for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Ethanol gross revenues	$68,501,969	$51,913,676
Management fees expense	995,458	791,659
Marketing fees expense - all products	691,832	603,186

Agreements with unrelated parties are as follows:

Property Lease – The Company entered into a ninety-nine-year property lease (an operating lease) with Big Stone-Grant Industrial Development and Transportation, LLC. Rent is $2,400 for each of the first five years. The rent will be adjusted on January 1, 2006 and every five years thereafter. The rent will be increased 5% over the immediately preceding five-year period.

Steam – The Company has an agreement with the Big Stone Plant Co-Owners (the Big Stone Plant); Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service, for steam in a specified amount for use in its ethanol manufacturing process at a base rate, adjusted annually for changes in the cost of energy. The agreement commenced on June 1, 2002 and has a term of ten years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date.

Minimum payments related to the above agreements are summarized in the following table:

Years Ending December 31,	Lease Agreements	Management Agreements	Unconditional Purchase Agreements	Total

2005	$2,400	$186,594	$217,080	$406,074
2006	2,520	—	217,080	219,600
2007	2,520	—	217,080	219,600
2008	2,520	—	217,080	219,600
2009	2,520	—	217,080	219,600
2010-2100	374,635	—	524,610	899,245

	$387,115	$186,594	$1,610,010	$2,183,719

Water and Fuel Oil – The Company has an agreement with the Big Stone Plant with a rate schedule for a specified quantity of water and fuel oil for ten years, commencing January 1, 2002. The agreement is renewable for two five-year periods, after which the agreement renews for one-year periods. Either party may terminate the agreement with notice provided one year prior to a renewal or expiration date. No minimum purchase quantities are provided in the agreement, and the prices for these items are at local market prices.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The Company also has an agreement with the City of Big Stone City, South Dakota, with a rate schedule for water and sewer services for ten years, commencing January 1, 2002. The agreement is renewable for two 5-year periods, after which the agreement renews for one-year periods. Either party may terminate the agreement with notice provided one year prior to a renewal or expiration date. In addition to charges based on usage, the agreement requires a monthly fee of $1,500. No minimum purchase quantities are provided in the agreement and the prices for these services are at local market prices.

Expenses related to the property lease, steam, water and fuel oil agreements for the years ended December 31, 2004, 2003 and 2002 were $3,937,132, $3,392,378 and $303,802, respectively.

Please see Note 11 – Settlement Income, for further details on the steam agreement with the Big Stone Plant.

Each holder of capital units has entered into a member agreement with the Company. For each capital unit owned, one bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four-month period (trimester) based on several local grain elevators’ cash corn price, or a negotiated price set before delivery of the bushels. Based on the number of capital units outstanding, 6,328,500 bushels of corn is scheduled to be delivered annually by the Company’s unit holders. This represents approximately 41% of the corn required for the operation of the plant at its 40,000,000 gallon name-plate capacity. Due to an amendment to the operating agreement, some unit holders are eligible to opt-out of their corn delivery requirement, subject to an annual approval of the opt-out requirements. Purchases of corn from corn delivery agreements and cash contracts from the Company’s unit holders totaled approximately $33,300,000 and $28,100,000 for the years ending December 31, 2004 and 2003, respectively, of which $2,139,294 and $3,382,203 was recorded as a liability at December 31, 2004 and 2003, respectively.

The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $1,303, $1,064,644 and $7,500,000 has been earned for the USDA program years ended September 30, 2005, 2004 and 2003, respectively. Incentive revenue of $932,477, $4,115,170 and $6,742,263 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively, for this program.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $583,334, $666,667 and $1,000,000 for the program years ended June 30, 2005, 2004 and 2003, respectively. Incentive revenue of $666,667, $1,184,770 and $398,564 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively, for this program.

Legal Proceedings – The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Capital Unit Trading - Effective March 8, 2004, trading of the Company’s Class A units began on Alerus Securities Corporation’s (Alerus) Alternative Trading System. Members and non-members were able to begin trading of capital units on March 8, 2004.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

During November 2004, the Northern Lights Board of Managers approved a $3,000,000 distribution, which it paid on November 12, 2004. The Company received approximately $2,315,000 and the minority member received approximately $685,000. In conjunction with this cash distribution, the Company paid a distribution to its members of approximately $2,215,000.

During January 2005, the Northern Lights Board of Managers approved a $5,000,000 distribution, which it paid on February 1, 2005. The Company received approximately $3,858,000 and the minority member received approximately $1,142,000. In conjunction with this cash distribution, the Company paid a distribution to its members of approximately $3,778,000. The above distributions are recorded as a liability as of December 31, 2004.

NOTE 8 - INCOME TAXES

As of December 31, 2004 and 2003 the book basis of assets exceeded their tax basis by approximately $12,100,000 and $8,050,000, respectively. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2004 or 2003.

NOTE 9 - 401(K) PLAN

On February 1, 2003, the Company set up a 401(k) plan for substantially all employees who work more than 1,000 hours per year. Employees can make voluntary contributions up to federally designated limits. The Company matches employee voluntary contributions at a 50% level up to an effective maximum of 2% of gross employee pay. Eligible employees are always fully vested in their account balances resulting from employee voluntary contributions. The Company 401(k) expense for the years ended December 31, 2004 and 2003 was $21,762 and $20,985, respectively.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2004
Total revenues	$21,707,883	$20,958,695	$22,296,905	$21,624,102
Gross profit	5,942,562	(1,922,844)	2,327,681	7,511,055
Operating income (loss)	5,084,220	(2,344,298)	1,669,817	6,464,477
Income (loss) before minority interest	4,711,367	(2,700,009)	1,307,893	7,580,106
Minority interest in subsidiary (income) loss	(1,092,583)	607,565	(305,533)	(1,737,475)
Net income (loss)	3,618,784	(2,092,444)	1,002,360	5,842,631
Basic earnings (loss) per unit	0.57	(0.33)	0.16	0.92

Year Ended December 31, 2003
Total revenues	$19,123,755	$17,241,715	$16,110,060	$18,381,732
Gross profit	4,427,581	1,584,621	1,822,589	4,101,554
Operating income	3,693,484	1,010,312	1,125,256	3,368,157
Income before minority interest	3,198,000	530,879	675,948	2,976,671
Minority interest in subsidiary (income)	(761,395)	(133,773)	(186,367)	(688,895)
Net income	2,436,605	397,106	489,581	2,287,776
Basic earnings per unit	0.39	0.06	0.08	0.36

Year Ended December 31, 2002
Total revenues	$—	$—	$13,708,731	$19,048,204
Gross profit	—	—	3,743,136	4,339,085
Operating income (loss)	(114,835)	(542,297)	2,990,122	3,739,575
Income (loss) before minority interest	(114,835)	(542,251)	2,510,269	3,256,286
Minority interest in subsidiary (income) loss	18,017	104,911	(584,405)	(767,975)
Net income (loss)	(96,818)	(417,654)	1,906,178	2,488,311
Basic earnings (loss) per unit	(0.02)	(0.06)	0.30	0.39

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 11 - SETTLEMENT INCOME

In November 2004, the Company received a credit from the Big Stone Plant for approximately $1,450,000. This credit resulted from an informal, on-going dispute between the Company and the Big Stone Plant on the amount of steam being supplied to the Company by the adjacent Big Stone Plant. Beginning in March 2003, the Company, believing the reported volume of steam being supplied from the Big Stone Plant was excessive, raised questions to the Big Stone Plant about the accuracy of the reported volume of steam being supplied. During November 2004, the Big Stone Plant acknowledged that an error created by a metering instrument caused the reported volume of steam supplied to the Company to be excessive. As a result of this error, the Company was overcharged by the Big Stone Plant for the use of steam between 2003 and 2004 by approximately $1,450,000. Because of the nature and timing of the resolution between the Company and the Big Stone Plant, the Company determined that the entire $1,450,000 credit should be recorded in 2004 as Settlement Income in the Other Income (Expense) section in the Statement of Operations.  At December 31, 2004, approximately $708,000 was outstanding from the Big Stone Plant in relation to the steam credit, and was recorded on the Company’s Consolidated Balance Sheet as a component of Other Accounts Receivable.

NOTE 12 - SUBSEQUENT EVENTS

On March 30, 2005, Northern Lights entered into an amended Loan Agreement with the Bank. The purpose of the Agreement was to refinance existing debt and to finance the planned $1 million rail expansion project at the plant. Effective March 30, 2005 there will be five loans and notes with the Bank: a $15.8 million fixed rate note; a $3.9 million variable-rate, non-revolving note; a $5 million variable-rate, revolving note; a $3.0 million variable rate, revolving note and a $1.2 million note. The $ 15.8 million note and $3.9 million note will retire the original $15 million and $11.1 million note and loans. The terms and conditions of the Loan Agreement dated March 30, 2005 remain the same as the original Loan Agreement, except as noted below.

The $15.8 million fixed rate note bears an interest rate at 6.38% percent. This note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, the first payment being due on June 30, 2005. The loan is subject to maturity on March 31, 2012.

The $3.9 million variable rate, non-revolving note bears interest at the Bank’s prime rate. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being due on June 30, 2005. The first payment of principal and interest will be $153,600. Like the fixed rate note, the note matures on March 31, 2012.

The $5 million variable-rate, revolving note bears interest at the Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly. This note requires quarterly interest-only payments and matures on March 31, 2012.

The $1.2 million note for the thermal oxidizers bears interest at a fixed rate of 4.7%, with slightly lower quarterly payments being due until maturity in April, 2007.

As part of the refinancing, Northern Lights obtained a new $3.0 million variable rate, revolving note. This note requires quarterly interest payments when drawn, the first potential payment starting on June 30, 2005 if money is drawn. The maturity of this note is March 31, 2008. The interest rate is equal to the Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be used until the existing $5 million variable rate, revolving note is fully drawn.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Some of the covenants under the amended Loan Agreement are now modified. The amendment increases minimum working capital requirement from $2 million to $4 million; eliminates the excess cash flow payment; changes the fixed charge coverage ratio; and changes the number of allowable distributions to members to more than one each year, provided all other covenants are complied with under the loan.