Form 10-Q
period 2005-03-31
NORTHERN GROWERS LLC
filed 2005-05-16
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐                                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NO. 0-50711

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 2, 2005, the issuer had 6,328,500 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NORTHERN GROWERS, LLC

Table of Contents

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2005	2004*

ASSETS

CURRENT ASSETS
Cash	$5,066,129	$3,500,317
Accounts receivable
Trade related party	4,691,432	3,675,195
Trade	253,707	541,646
Other	45,567	877,357
Inventory	4,525,103	4,639,561
Prepaid expenses	304,777	344,702
Investment in commodity contracts	177,625	110,951

Total current assets	15,064,340	13,689,729

PROPERTY AND EQUIPMENT
Land improvements	3,990,498	4,003,657
Equipment	34,870,468	34,905,067
Buildings	8,115,424	8,125,978
	46,976,390	47,034,702
Less accumulated depreciation	(6,802,250)	(6,148,738)

Net property and equipment	40,174,140	40,885,964

OTHER ASSETS
Financing costs	77,103	102,814

Total other assets	77,103	102,814

	$55,315,583	$54,678,507

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,117,792	$1,200,112
Accounts payable - corn	2,364,167	3,044,095
Accounts payable - related party	659,876	378,631
Accounts payable - construction - related party	—	108,121
Other accrued liabilities	505,604	402,891
Accrued interest	9,925	7,440
Distribution payable - Northern Growers	—	3,778,051
Distribution payable - minority member	—	1,142,000
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	1,863,127	3,063,342

Total current liabilities	6,525,491	13,129,683

LONG-TERM NOTE PAYABLE	18,547,085	16,387,498

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	6,885,650	5,715,325

MEMBERS' EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	10,635,457	6,724,101

Total members' equity	23,357,357	19,446,001

	$55,315,583	$54,678,507

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
REVENUES
Sales related party	$18,106,868	$16,359,465
Sales	4,038,569	4,388,113
Incentive	118,972	960,305
Total revenues	22,264,409	21,707,883

COST OF REVENUES	15,978,155	15,765,321

GROSS PROFIT	6,286,254	5,942,562

EXPENSES
General and administrative	911,290	858,342
Total operating expenses	911,290	858,342

INCOME FROM OPERATIONS	5,374,964	5,084,220

OTHER INCOME (EXPENSES)
Interest income	10,358	2,138
Interest expense	(355,642)	(385,205)
Other	52,001	10,214
Total other income (expenses)	(293,283)	(372,853)

INCOME BEFORE MINORITY INTEREST	5,081,681	4,711,367

MINORITY INTEREST IN SUBSIDIARY INCOME	(1,170,325)	(1,092,583)

NET INCOME	$3,911,356	$3,618,784

BASIC AND DILUTED EARNINGS PER UNIT	$0.62	$0.57

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,500

DISTRIBUTIONS PER UNIT DECLARED	$—	$—

DISTRIBUTIONS PER UNIT PAID	$0.60	$0.21

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$3,911,356	$3,618,784
Changes to net income not affecting cash
Depreciation	653,511	619,734
Amortization of loan fees	25,713	25,713
Minority interest in subsidiary's earnings	1,170,325	1,092,583
Decrease (increase) in current assets
Accounts receivable	103,492	(1,206,862)
Inventory	114,458	(345,007)
Prepaid expenses	39,925	(153,164)
Investment in commodity contracts	(66,674)	(1,947,552)
Increase (decrease) in current liabilities
Accounts payable	(481,003)	(1,407,267)
Accrued liabilities	102,712	57,126
Accrued interest	2,485	(812)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,576,300	353,276

INVESTING ACTIVITIES
Purchase of property and equipment	(49,809)	(588,405)

NET CASH (USED FOR) INVESTING ACTIVITIES	(49,809)	(588,405)

FINANCING ACTIVITIES
Long-term notes payable issued	1,032,369	—
Change in short-term notes payable	—	—
Principal paid on long-term notes payable	(72,997)	(1,026,314)
Distributions paid - Northern Growers	(3,778,051)	(1,343,224)
Distributions paid - minority member	(1,142,000)	(456,800)
Financing costs paid	—	—
Checks in excess of bank balances	—	286,618

NET CASH (USED FOR) FINANCING ACTIVITIES	(3,960,679)	(2,539,720)

NET (DECREASE) INCREASE IN CASH	1,565,812	(2,774,849)

CASH AT BEGINNING OF PERIOD	3,500,317	2,865,310

CASH AT END OF PERIOD	$5,066,129	$90,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$327,445	$360,305

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Refinancing of long-term notes payable	$18,667,631	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1 -         NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or the Company, is a South Dakota limited liability company located near Big Stone City, South Dakota. The Company was organized to pool investors and provide a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant owned by Northern Lights Ethanol, LLC (Northern Lights).  On June 26, 2002, the plant began grinding corn and on July 5, 2002, the ethanol plant commenced its principal operations.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004.

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

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related products are corn expense, energy expense (steam, natural gas and electricity), raw materials expense (chemicals and denaturant), shipping costs on sales, and depreciation on process equipment.

All shipping costs incurred with regard to the sale of ethanol and related product inventory are included in the income statement as a component of gross revenues.  Accordingly, those shipping costs are deducted and are all classified as a component of cost of revenues.  Shipping costs in relation to sales are defined as the cost to transport products to the customers.  Other shipping costs in the cost of revenues include inbound freight charges on inventory.

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, insurance expense and professional fees (legal and audit).

NOTE 3 -       INVENTORY

Inventory consisted of the following:

	March 31, 2005	December 31, 2004*
	(Unaudited)

Finished goods	$1,737,244	$2,112,405
Raw materials	1,620,515	1,500,457
Work-in-process	462,003	399,049
Spare parts inventory	705,341	627,650
	$4,525,103	$4,639,561

* Derived from audited financial statements

NOTE 4 -       LONG-TERM NOTES PAYABLE

Long-term notes payable with US Bank consisted of the following:

	March 31, 2005	December 31, 2004*
	(Unaudited)
Variable rate, non-revolving loan	$—	$8,711,196
Variable rate, revolving loans	—	—
Fixed rate loan	—	9,956,435
Refinanced variable rate, non-revolving loan	3,900,000	—
Refinanced fixed rate loan	15,800,000	—
Promissory note	710,212	783,209
	20,410,212	19,450,840
Less current portion	(1,863,127)	(3,063,342)
	$18,547,085	$16,387,498

* Derived from audited financial statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Prior to entering into a refinancing agreement on March 30, 2005, the financing arrangements with US Bank included terms whereby Northern Lights would make additional principal payments equal to 15% of Northern Lights’ excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance. In conjunction with Northern Lights’ dividend distributions on February 10, 2004, additional excess cash flow payments of $335,664 were made on the fixed rate loan.

On March 30, 2005, Northern Lights and US Bank entered into an amended loan agreement.  The purpose of the agreement was to refinance existing debt and to finance the planned rail expansion project.  Effective March 30, 2005, there are five loans and notes with US Bank:  a $15.8 million fixed rate loan; a $3.9 million variable-rate, non-revolving loan; a $5 million variable-rate, revolving loan; a $3.0 million variable rate, revolving loan; and a $1.2 million promissory note.  As part of the refinancing, the $15 million fixed rate loan and the $11.1 million variable-rate, non-revolving loan were retired and an additional $1,032,369 was borrowed for the rail expansion project and included in the refinancing.  The terms and conditions of the loan agreement dated March 30, 2005 remain the same as the original loan agreement except as noted below.

The $15 million fixed rate loan bears an interest rate of 6.38%.  This loan requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being due on June 30, 2005, and is subject to maturity on March 31, 2012. The $3.9 million variable rate, non-revolving loan bears interest at US Bank’s prime rate, 5.75% at March 31, 2005. This loan requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being due on June 30, 2005.   Like the fixed rate loan, the loan matures on March 31, 2012. The $5 million variable-rate, revolving note bears interest US Bank’s prime rate, carries an unused commitment fee of 3/8%, assessed quarterly in arrears.  This requires quarterly interest-only payments, and is now due on March 31, 2012. The $1.2 million promissory note for the thermal oxidizers now bears interest at a fixed rate of 4.7%, with quarterly payments being due until maturity on April 30, 2007.

One new note of the refinancing is a $3.0 million variable rate, revolving note. This note requires quarterly interest when drawn, with the first potential payment coming on June 30, 2005.  This note will be tied to the borrowing base and cannot be used until the existing $5 million revolver is fully drawn.  This note will be priced at prime and carry an unused commitment fee of 3/8% assessed quarterly in arrears.

Certain covenants under the amended Loan Agreement have changed. First, minimum working capital increase to $4 million from $2 million, excess cash flow payment is eliminated, and fixed charge coverage ratio requirement changes.

Minimum principal payments for each of the next five years are as follows:

Twelve Months Ending March 31,	Amount

2006	$1,863,127
2007	1,957,226
2008	1,802,841
2009	1,804,150
2010	1,896,554

The availability under the variable rate revolving loans was $8,000,000 at March 31, 2005 and $5,000,000 at December 31, 2004.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 5 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through March 31, 2005.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $0, $1,064,644 and $7,500,000 has been earned for the USDA program years ended September 30, 2005, 2004 and 2003, respectively. Incentive revenue of ($986) and $876,971 was recorded for the three months ended March 31, 2005 and 2004, respectively, for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $705,404, $666,667 and $1,000,000 has been earned for the South Dakota program years ended June 30, 2005, 2004 and 2003, respectively. Incentive revenue of $119,958 and $83,333 was recorded for the three months ended March 31, 2005 and 2004, respectively, for this program.

Legal Proceedings — The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

NOTE 6 -       DISTRIBUTIONS

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

NOTE 7 -       SUBSEQUENT EVENTS

Management Agreement — On April 20, 2005, the Company renewed its agreement with Broin Management, LLC for the management and operation of the ethanol plant. The original agreement was executed on November 2, 2000 and will remain in effect until July 1, 2005, the effective date of the new agreement. The term of this new management agreement continues until June 30, 2010, In exchange for these services, Broin Management will receive an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus of 5% of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant.

There were no other changes to other agreements during this period. Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
12 Months Ending	Lease	Management	Purchase
March 31,	Agreements	Agreements	Agreements	Total
2006	$2,430	$474,612	$217,080	$694,122
2007	2,520	454,167	217,080	673,767
2008	2,520	450,000	217,080	669,600
2009	2,520	450,000	217,080	669,600
2010	2,520	450,000	217,080	669,600
2011-2100	374,005	112,500	470,340	956,845
	$386,515	$2,391,279	$1,555,740	$4,333,534

During April 2005, the Company started site work on the planned rail expansion project, estimated at a cost of $1.1 million and financed by US Bank (as discussed above in Note 4). The project consists of adding an additional track line to improve the transportation of ethanol and related product by railcar.

Item 2.  Management’s Discussion and Analysis of Results of Operations.

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for our most recently completed fiscal year included in our annual report on Form 10-K.  This report contains forward-looking statements, including, but not limited to, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Northern Lights’ actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, this business is dependent upon general economic conditions and various conditions specific to this industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Demand for ethanol is largely driven by federal and state regulations, which are often subject to change. The ethanol industry is increasingly competitive, with additional plants in operation, under construction, or in the planning stages. With additional plants coming on line, the supply of ethanol will increase significantly, which, if the demand does not grow accordingly or is unaided by government policies and programs like a federal Renewable Fuels Standard, could adversely impact the price of ethanol and Northern Lights’ operating results.

•                  The ethanol industry and Northern Lights’ business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase Northern Lights’ operating results may suffer. When corn and natural gas prices fluctuate significantly, Northern Lights’ cost of revenues and its operating results may be adversely affected by the use of hedging instruments under its risk management program.

•                  Any lowering of gasoline prices will likely lead to lower prices of ethanol and adversely affect Northern Lights’ operating results.

•                  The ethanol industry and Northern Lights’ operating income may be adversely impacted by a decrease in or termination of government subsidies and other forms of financial incentives; a termination of government environmental and tax policies that encourage the production and use of ethanol; or, the prevention or delay of new government policies and programs that encourage the use of ethanol.

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

Overview

 Northern Growers, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC (also referred to as “Northern Lights”), with Broin Investments I, LLC owning the remaining minority interest.  Northern Lights owns and operates an ethanol plant near Big Stone City, South Dakota.  The plant commenced production on June 26, 2002.  The plant produces fuel-grade ethanol and distiller’s grains.  Corn is supplied to Northern Lights’ plant from our members who are primarily local agricultural producers, and from purchases of corn on the open market. After processing the corn into ethanol and distiller’s grains, ethanol is sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that Northern Lights receives from the sale of ethanol to Ethanol Products is based upon a price that Ethanol Products sets with its customers.  Distiller’s grains are sold through Dakota Gold Marketing, which markets and sells the product to livestock feeders.

Northern Lights’ operating and financial performance is largely driven by the prices at which it sells ethanol and distiller’s grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income because of the means by which the programs structure, fund, and condition the payments. The price of ethanol is traditionally influenced by factors such as supply and demand, prices of unleaded gasoline, weather, and government policies and programs, although the price of unleaded gasoline has recently become less of an influence.  The price of distiller’s grains is traditionally influenced by supply and demand and prices of corn and soybean meal and other animal feed protein products. The two largest costs of production are corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy used to protect against the price volatility of these commodities.

Strong earnings for Northern Lights from the fourth quarter of 2004 continued through the first quarter of 2005, primarily due to robust ethanol sales and low and stable corn costs. Revenue from the sale of ethanol remained strong as the price of ethanol continued to follow the price increase of unleaded gasoline until late in the first quarter of 2005. Ethanol sales volume also continued to keep pace with strong and consistent production over and above name-plate capacity of 40 million gallons of ethanol annually. Corn costs during the quarter remained low due to a record 2004 corn crop and optimistic spring planting projections resulting from favorable weather. The use of steam from Big Stone Plant, as opposed to natural gas, continued to provide certain production cost advantages because of the higher than historical average cost of natural gas.

While the first quarter was marked with positive results, the projections for the remaining quarters in 2005 are far less optimistic. During the last part of the first quarter, the price of ethanol began to fall due to the start of an excess supply of ethanol nationwide. Demand and new markets for ethanol nationwide are not increasing fast enough to keep pace with the rising increase in production from the over 85 production facilities nationwide. The slated 700 million new gallons of ethanol scheduled to enter the market by the end 2005, either through new plants coming on line or existing plant expansions, without a corresponding increase in demand, is adversely impacting the price of ethanol, despite record high prices for unleaded gasoline. Congress has not yet passed a Renewable Fuels Standard bill that would lessen the impact of such excess supply by mandating more markets for ethanol, although certain bills have been recently introduced. If Congress fails to pass a bill, it will likely have an adverse impact on our earnings and the ethanol industry in general. Moreover, if ethanol prices continue to slide, Northern Lights’ earnings will suffer in the next few quarters, particularly if corn costs do not remain low and stable.

Results of Operations.

Comparison of the three months ended March 31, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	18,106,868	81%	16,359,465	75%
Distiller’s Grains	4,038,569	18%	4,388,113	20%
Incentive	118,972	1%	960,305	4%
Total	22,264,409	100%	21,707,883	100%
Cost of Revenues	15,978,155	72%	15,765,321	73%

General and Administrative Expense	911,290	4%	858,342	4%

Other Operating Income (Expense)	(293,283)	(1)%	(372,853)	(2)%

Minority Interest in Subsidiary	(1,170,325)	(5)%	(1,092,583)	(5)%
Net Income	$3,911,356	18%	$3,618,784	17%

Revenues- Revenue increased only $550,000, or 3%, to $22.36 million for the three months ended March 31, 2005 from $21.7 million for the three months ended March 31, 2004. Total revenues increased primarily because of an increase in ethanol revenue, offset by a decrease in incentive revenue.

Revenue from the sale of ethanol increased 11% from the first quarter of 2004 to the first quarter of  2005.  The increase was due primarily to an 11% increase in the average sales price per gallon of ethanol.  The price increase was mainly attributable to higher prices of unleaded gasoline and a strong demand for ethanol, despite the start of declining ethanol prices in the last part of the first quarter of 2005.

Revenue from the sale of distiller’s grains decreased approximately 8% from the first quarter of 2004 to the first quarter of 2005. The decrease was due primarily to a 7% decrease in the volume of distiller’s grains sold and a 21% decrease in the sales price of distiller’s grains. The price of distiller’s grains decreased largely due to a decrease in the price of corn and soybeans, which are the feed components of distiller’s grains principal competition, namely corn and soybean meal.

Total incentive revenues from federal and state government incentive programs decreased by 88% from the three months ended March 31, 2004 to the three months ended March 31, 2005. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $877,000, or 100%, to $0 for the quarter ended March 31, 2005 from $877,000 for the first quarter of 2004.  No incentive revenue was earned under this program for the first quarter of 2005 because the plant did not experience a significant increase in production from the first quarter of 2004 to warrant receipt of or an increase in such revenue.

Incentive revenue from the state of South Dakota increased only $37,000 from the first quarter of 2004 to the first quarter of 2005.  The available funding for the program was depleted at a later time in 2005 than in 2004, resulting in a slight increase in revenue earned. As a result of this depletion, additional revenue under the program is not expected until the 2006 program year starting on July 1, 2005.

Cost of Revenues-Cost of revenues increased only $200,000, or 1%, to $16.0 million for the three months ended March 31, 2005 from $15.8 million for the three months ended March 31, 2004. Cost of revenues remained stable due to relatively constant energy costs for steam, natural gas, electricity and water, and a stable production rate. In addition, there was a 9% decrease in the overall cost of corn from the three months ended March 31, 2004 to the three months ended March 31, 2005, offset by an increase in shipping costs for the sale of distiller’s grains. While the market price per bushel of corn decreased 27% from three months ended March 31, 2004 to the three months ended March 31, 2005, this decrease was offset by the impact of the risk management program between quarters.

  In terms of risk management between quarters, gains and losses that result from a change in value of corn hedging instruments, including forward cash contracts and derivatives, are recognized in cost of revenues as the changes occur. Gains result in a decrease in the cost of revenues while losses result in an increase in cost of revenues. For the three months ended March 31, 2005, cost of revenues includes losses of  $190,000 from the use of hedging instruments compared to a $2.1 million gain in the first quarter of 2004. The gain in the first quarter of 2004 was attributable to the strategy employed at the time. In anticipation of a volatile corn market heading into the spring and summer months, management protected its corn ownership into the fall months through the use of certain hedging and forward contracts. As the market price of corn increased in the first quarter of 2004, the hedging positions increased in value, resulting in  a decrease in the cost of revenues. This gain offset the high price of corn per bushel during this period. For the first quarter of 2005, however, in anticipation of stable corn prices for the spring and early summer months, management adopted a different strategy characterized by more shorter-term price protection positions. Moreover, the price of corn remained relatively low and stable during the first quarter of 2005 and, therefore, did not have a similar impact on the value of the hedging positions and cost of corn like in the first quarter of 2004.

General and Administrative Expenses-General and administrative expenses increased only $53,000, or 6%, to $911,000 for the quarter ended March 31, 2005 from $858,000 for the first quarter of 2004.

General and administrative expenses are expected to be higher starting on July 1, 2005 as the result of a new management agreement between Northern Lights and Broin Management, LLC.  On April 20, 2005, Northern Lights and Broin Management entered into a new management agreement, the terms of which commence on July 1, 2005 and continue until June 30, 2010. In exchange for Broin Management’s day-to-day management services, Northern Lights will pay Broin Management a management fee of $450,000.00 per year, adjusted annually for inflation based on the Consumer Price Index not to exceed 7% per year. Under the existing agreement, Northern Lights paid Broin Management a management fee of $250,000 per year, plus the technical manager’s base salary times a factor of 125%. In addition, Northern Lights will pay Broin Management an incentive fee of not more than 5% of Northern Lights’ audited annual net income, payable quarterly, compared to 5% of Northern Lights’ audited annual net income, payable on a trimester basis (3 times per year) under the existing agreement.

Interest Expense-Interest expense decreased $29,000, or 8%, to $356,000 for the three months ended March 31, 2005 from $385,000 for the quarter ended March 31, 2004.  The decrease in interest expense was due to a $2.8 million reduction in outstanding debt from March 31, 2004 to March 30, 2005.

Net Income-Net income increased $300,000 to $3.9 million for the three months ended March 31, 2005 from $3.6 million for the three months ended March 31, 2004.  This change was caused primarily by, as discussed above, an increase in  revenue from the sale of ethanol, offset by a decrease in incentive revenue.

Liquidity and Capital Resources

The following table shows the cash flows between the three months ended March 31, 2005 and the three months ended March 31, 2004:

	Three Months Ended March 31,
	2005	2004
	$	$
Net cash from operating activities	5,576,300	353,276
Net cash (used for) investing activities	(49,809)	(588,405)
Net cash (used for) financing activities	(3,960,679)	(2,539,720)

Cash Flow From Operating Activities-Operating activities generated $5.6 million for the three months ended March 31, 2005, compared to $353,000 for the three months ended March 31, 2004. The increase of approximately $5.2 million in net cash flow provided from operating activities was due to, in addition to an increase in net income between periods, a decrease in cash used in accounts receivable, a decrease in cash used in accounts payable, and a decrease in the amount of cash used in purchasing commodity contracts.  The change in accounts receivable was primarily due to a change in the market value of ethanol, as the value of ethanol declined during the first quarter of 2005 but increased during the first quarter of 2004.  Corn payables decreased by $880,000 from the three months ended March 31, 2004 to the three months ended March 31, 2005, because more agricultural producers at the end of 2004, compared to the end of 2005, elected to defer payment to the following year for delivering corn to the plant.  Cash used for investment in commodity contracts was approximately $1.88 million less in 2005 than in 2004 due to the costs of commodity contracts to protect against the volatile corn market during the spring and summer months of 2004.

Cash Flow From Investing Activities-Net cash flow used for investing activities decreased $539,000 between quarters due to refund of $200,570 from the State of South Dakota Department of Revenue for excise taxes paid on the construction of the plant.  This was the final excise tax refund on the construction project.  The use of cash for investing activities in the first quarter of 2005 was further reduced by a $108,000 change in construction payable from December 31, 2004 to March 31, 2005.  Changes in the accounts payable of capitalized assets are recorded as investing activities rather than as operating activities (as are all the other accounts payable).  Capital improvement projects during the first quarter of 2005 consisted of general improvements to the grain systems and buildings.

Cash Flow From Financing Activities-Net cash used for financing activities increased $1.4 million between quarters, due principally to an additional $3.1 million in distributions paid to members in the first quarter of 2005, compared to the first quarter of 2004. The $3.1 million increase in distributions paid to members was offset by a decrease in payments made on the long-term fixed and variable-rate notes. Part of the decrease in payments on the long-term notes was due to the termination of the excess cash flow payment on the fixed rate note in connection with a refinancing of existing debt between Northern Lights and US Bank on March 30, 2005. As a result of the refinancing, no excess cash flow payments were made during the first quarter of 2005, compared to $335,664 in payments made during the first quarter of 2004. The decrease in payments on the long-term notes was also caused by another event related to the refinancing: the principal payments on the fixed rate note and the variable rate-revolving note, which would have been normally due on March 31, 2005, were suspended and no principal payments were made on these two notes during the first quarter of 2005. Finally, the increase in distributions to members was offset by an additional $1,032,369 borrowed from US Bank for purposes of the rail expansion project at the plant.

Indebtedness

US Bank National Association of Sioux Falls, South Dakota, is Northern Lights’ primary lender.  Prior to entering into a refinancing agreement with US Bank on March 30, 2005, Northern Lights had four loans outstanding with US Bank: a $15.0 million fixed rate note, an $11.1 million variable-rate non-revolving note, a $5.0 million variable-rate, revolving note, and a $1.2 million note.  The fixed and variable notes were obtained under a Loan Agreement dated July 11, 2001 and amendments dated January 1, 2003.  The $1.2 million note was obtained separately on May 1, 2003.

No principal and excess cash flow payments were made on the $15.0 million fixed rate note for the three months ended March 31, 2005, compared to payments of $648,407 for the three months ended March 31, 2004.  In connection with the refinancing on March 30, 2005, this debt was retired and only an interest payment was made on that date.  Also, US Bank released Northern Lights from the excess cash flow payment requirement.  The excess cash flow payment made during the first quarter of 2004 was $335,664.  The principal balance outstanding on this note was $9,956,435 as of the date of refinancing on March 30, 2005.

No principal payments were made on the $11.1 million variable-rate note during the three months ended March 31, 2005, compared to principal payments of $309,018 for the three months ended March 31, 2004.  As with the fixed rate note, this debt was retired and only an interest payment was made on the date of the refinancing.  The principal balance outstanding on this note was $8,711,196 as of the date of refinancing on March 30, 2005.

The $5.0 million variable-rate, revolving note permits Northern Lights to re-borrow  the difference between the unpaid principal balance outstanding amount on the note and $5.0 million. Interest payments of $265 were made on the revolving note for the three months ended March 31, 2005, compared to a payment of $2,313 for the three months ended March 31, 2004. As of March 31, 2005, the variable rate was 5.75%, compared to a rate of 5.0% as of March 31, 2004. The unpaid principal balance was $0.00 as of March 31, 2005 and March 31, 2004.

Finally, principal payments of $72,997 were made on the $1.2 million note  for the three months ended March 31, 2005, compared to $68,890 in principal payments for the three months ended March 31, 2004.  The principal balance outstanding on this note was $710,212 as of March 31, 2005.

On March 30, 2005, Northern Lights and US Bank entered into an amended Loan Agreement. The primary purpose of the agreement was to refinance existing debt and to finance a planned rail expansion project at the plant. Effective March 30, 2005 there are five loans and notes with US Bank: a $15.8 million fixed rate note; a $3.9 million variable-rate, non-revolving note; a $5.0 million variable-rate, revolving note; a $3.0 million variable rate, revolving note; and a $1.2 million note. The $15.8 million note and $3.9 million note retired the debt outstanding on the original $15.0 million and $11.1 million notes and loans. The $5.0 million variable-rate, revolving note and $1.2 million promissory note remain in place but under different terms. The terms and conditions of the Loan Agreement dated March 30, 2005 remain the same as the original Loan Agreement with US Bank, except as stated below.

The $15.8 million fixed rate note bears an interest rate at 6.38%, compared to the now-retired $15.0 million fixed rate note that bore a fixed rate of 6.95%. The new note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, with a balloon payment due at maturity on March 31, 2012, compared to quarterly payments of $521,000 on the now-retired $15.0 million note. Excess cash flow payments are no longer required under the new fixed rate note. The first payment on the new note commences on June 30, 2005.

The $3.9 million variable rate, non-revolving note bears an interest rate at US Bank’s prime rate (currently 5.75%). This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment of $153,000 in principal and interest due on June 30, 2005. Like the new fixed rate note, the variable rate note’s maturity is March 31, 2012.

The $5.0 million variable-rate, revolving note bears interest at US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly, compared to a rate of 1.00% over US Bank’s prime rate.  This note requires quarterly interest-only payments on any amount outstanding and is subject to a new maturity of March 31, 2012.

The $1.2 million note for the thermal oxidizers now bears interest at a fixed rate of 4.7%, with slightly lower quarterly payments being made until maturity on May 1, 2007.

As part of the refinancing, Northern Lights obtained a new $3.0 million variable rate, revolving note. This note requires quarterly interest payments when drawn, the first potential payment starting on June 30, 2005.  The maturity on this note is March 31, 2008. The interest rate is equal to US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be used until the existing $5.0 million variable- rate, revolving note is fully drawn.

Management anticipates that the plant will continue to operate at or above name-plate capacity for the next twelve months. Management also expects in the next twelve months to have sufficient cash flow from operations and its variable rate, revolving debt to cover operating and administrative costs, capital expenditures (other than the rail expansion project) and debt service obligations.

In addition to Northern Lights’ long-term debt, the following table provides information regarding the consolidated contractual obligations of Northern Growers as of March 31, 2005:

Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations (1)	$26,364,256	3,112,215	5,906,176	5,392,207	11,953,558
Capital Lease Obligations	$0	0	0	0	0
Operating Lease Obligations	$386,515	2,430	5,040	5,040	374.005
Unconditional Purchase Obligations	$3,947,019	691,691	1,338,327	1,334,160	582,840
Total Contractual Cash Obligations	$30,697,790	$3,806,337	$7,249,543	$6,731,407	$12,910,503

(1)       Includes all principal and interest payments to be made by Northern Lights on existing debt as of March 30, 2005. Interest payments are based on the following rates of interest as of March 31, 2005: i) 6.38% on the $15.8 million fixed rate note;  ii) 5.75% on the $3.9 million variable rate note; and iii) 4.7% on the $1.2 million fixed rate note. The $5.0 million and $3.0 million variable rate notes’ principal balance was zero as of March 31, 2005; therefore, the above amount includes an unused commitment fee of 0.375% on the entire $5.0 million and $3.0 million notes.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

 The Financial Accounting Standards Board has issued the following pronouncements: 1) Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 20.  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity; 2) Statement No. 123 (revised 2004), Share Based Payment.  This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments; and 3) Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” (SFAS No. 151). The statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The statement requires such costs be recognized as current period charges.  The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility.  Management has reviewed these pronouncements and determined that implementation of these pronouncements will not have a material effect on the consolidated financial statements.

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

Inventory Valuation

Northern Lights accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  Northern Lights derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market values of corn inventory are recognized as a component of cost of revenues.  Ethanol and distiller’s grains inventories are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on an average cost method.

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

Accounting for Derivative Instruments and Hedging Activities

Northern Lights enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  Northern Lights does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2005 and December 31, 2004 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Commodity Price Risk

Northern Lights produces ethanol and its co-product, distiller’s grains, from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Northern Lights also uses natural gas in the production process, and as such is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st - November 7th) and withdrawal (November 14th - March 31st) seasons.

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

A sensitivity analysis has been prepared to estimate Northern Lights’ exposure to commodity price risk. The table presents the fair value of corn inventory, forward contract positions and open futures and option positions for corn and natural gas as of March 31, 2005 and March 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2005	$4,116,625	$411,663
March 31, 2004	$11,152,442	$1,115,244

Interest Rate Risk

Northern Lights’ interest rate risk exposure pertains primarily to its variable rate, long-term debt. Specifically, Northern Lights has $3,900,000 in variable rate, long-term debt as of March 31, 2005.  The interest rate on the variable rate, long-term debt was 5.75% as of March 31, 2005. Northern Lights manages its interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  Northern Lights has $16,510,211 outstanding in fixed rate, long-term debt as of March 31, 2005, of which $15,800,000 was subject to an interest rate of 6.38% and $710,212 was subject to an interest rate of 5.70%.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Northern Growers’ chief executive officer and chief financial officer, after evaluating the effectiveness of Northern Growers’ “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, has concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in Northern Growers’ or Northern Lights’ internal controls over financial reporting that occurred during the first fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

                None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

                None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.  See Exhibit Index following the signature page to this report.

(b)           Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: May 16, 2005
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization(1)
3.1	Articles of Organization(2)
3.2	Operating Agreement, as adopted on April 1, 2003(3)
3.3	Amendment and Addendum to Operating Agreement dated July 16, 2003 (4)
3.4	Articles of Amendment to Articles of Organization(3)
4.1	Form of Class A Unit Certificate(5)
10.1	$5.0 Million Promissory Note with US Bank dated March 30, 2005
10.2	Management Agreement with Broin Management, LLC dated April 20, 2005
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-KSB filed on March 30, 2004.

(5) Incorporated by reference from the same numbered exhibit to the issuer’s information statement/prospectus filed as part of the issuer’s Registration Statement on Form S-4 (File No. 333-97215).