Form 10-K/A
period 2004-12-31
NORTHERN GROWERS LLC
filed 2005-05-26
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number 0-50711

Northern Growers, LLC

(Exact name of registrant as specified in its charter)

South Dakota	77-0589881
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48416 144th Street
P.O. Box 356
Big Stone City South Dakota 57216
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

☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10—K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined under the Exchange Act of Rule 12b-2).

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

Explanatory Footnote Regarding Amendment No. 1

Northern Growers, LLC  (“Northern Growers,” “we,” “our,” “us,”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Amendment”) to reflect the restatement of its consolidated financial statements for the year ended December 31, 2004.  On May 4, 2005, our audit committee concluded that the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 31, 2005, had misclassified under our consolidated statement of operations a $1.4 million credit. Specifically, we misclassified as other income, rather than as a reduction in cost of revenues, a $1.4 million settlement credit received by Northern Lights Ethanol, LLC (“Northern Lights”), our majority-owned subsidiary.

The $1.4 million settlement credit was issued to Northern Lights in November 2004 by Big Stone Plant, the adjacent power plant that supplies steam to Northern Lights for its ethanol production process. Big Stone Plant reported to Northern Lights in November 2004 that a metering instrument which it owned and controlled had mistakenly reported the amount of steam that had been transferred to Northern Lights in 2003 and 2004. This error caused Big Stone Plant to overcharge Northern Lights for steam used, resulting in an excess steam expense for Northern Lights of $1.4 million in 2003 and 2004. The error was discovered only after Northern Lights initially questioned Big Stone Plant in March 2003 on the volume of steam reportedly being used in the production process, compared to the volume required for production. Testing by Big Stone Plant at the time and through 2004 failed to reveal the metering error until November 2004. In an effort to resolve the overcharge, Big Stone Plant notified Northern Lights that a credit would be issued, which Northern Lights agreed to accept.

The restatement will not affect our consolidated balance sheet, statements of cash flows, statements of members’ equity or net income for the year ended December 31, 2004, as the $1.4 million credit will be only reclassified from other income to a reduction of cost of revenues.

A discussion of the restatement is set forth in Note 13 to the Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:

Part II

•       Item 6     Selected Financial Data (page 3).

•       Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operation (pages 4 to 11).

•       Item 8     Financial Statements and Supplementary Data (pages F-1 to F-23).

•       Item 9A  Controls and Procedures (pages 13 to 14).

Items filed in the original Form 10-K that are not impacted by the restatement are not included in this Amendment.

Part IV

•       Item 15   Exhibits, Financial Statement Schedules (pages F-1 to F-23).

This Amendment does not reflect events that have occurred after March 31, 2005, the date upon which  the Annual Report on Form 10-K was originally filed with the Securities and Exchange Commission. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K on March 31, 2005.

Item 6.    Selected Financial Data.

The following table sets forth selected financial data of Northern Growers, LLC and our predecessor cooperative for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent registered public accounting firm, Eide Bailly LLP.

	2004	2003	2002 (1)
Statement of Operations Data:
Revenue	$86,587,585	$70,857,262	$32,756,935
Cost of Revenues	$72,729,131	$58,920,917	$24,674,714
Cost of Revenues—Settlement Credit (2)	$(1,449,248)	—	—
Gross Profit	$15,307,702	$11,936,345	$8,082,221
General and Administrative Expense	$2,984,238	$2,739,136	$1,352,524
Income from Operations	$12,323,465	$9,197,209	$6,072,565
Interest Expense	$1,500,438	$1,847,108	$963,714
Minority Interest in Subsidiary Income	$(2,528,026)	$(1,770,430)	$(1,229,452)
Net Income	$8,371,332	$5,611,068	$3,880,017
Capital Units Outstanding	$6,328,500	$6,328,500	$6,328,450
Net Income per Capital Unit	$1.32	$0.89	$0.61
Cash Distributions declared per Capital Unit	$0.95	$0.79	$0.00

Balance Sheet Data:
Working Capital	$560,046	$194,176	$5,718,766
Net Property, Plant & Equipment	$40,885,963	$41,735,733	$43,016,408
Total Assets	$54,678,507	$53,786,201	$59,031,879
Long-Term Obligations	$16,387,498	$20,053,377	$27,858,349
Minority Interest	$5,715,325	$5,014,499	$4,899,960
Members Equity	$19,446,001	$17,067,695	$16,280,448
Book Value per Capital Unit	$3.07	$2.70	$2.57

(1)   The year 2002 represents only a partial year of operations, as the ethanol plant commenced production in late June 2002. The financial information in the table also includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization into a limited liability company on April 1, 2003.

(2)   See Note 11 to the Consolidated Financial Statements.

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

Overview

Northern Lights is engaged in the production of fuel-grade ethanol and distillers grains.  Corn is supplied to Northern Lights’ plant from our members who are primarily local agricultural producers, and from purchases of corn on the open market. After processing the corn into ethanol, ethanol is sold to Ethanol Products, LLC, a Broin affiliate, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that Northern Lights receives from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products sets with its customers. Distiller’s grains are sold through Dakota Gold Marketing, another Broin affiliate, which markets and sells the product to local livestock feeders.

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

Northern Lights Ethanol’s cost of revenues, which includes production expenses, is significantly affected by the cost of corn, natural gas and steam. In 2004, for instance, the cost of corn was approximately 65% of total cost of revenues, including the settlement credit, whereas the cost of natural gas and steam was approximately 14% of total cost of revenues. Comparatively, in 2003, the cost of corn was approximately 58% of cost of revenues, while the cost of natural gas and steam was approximately 13% of cost of revenues.   The cost of corn is affected primarily by supply and demand factors such as crop production, world carryout, exports, risk management and weather, much of which Northern Lights has no control. Natural gas prices generally fluctuate with the energy complex. Over the last few years, natural gas prices have been higher than historical averages, with management expecting this trend to continue due to higher prices for crude oil and other alternative fuels.

The 2004 year started with very strong earnings, only to see earnings fall in the middle of the year, followed by a strong earnings recovery at the end of the year. The principal cause for these fluctuations was the price volatility of corn, which proved to be significantly greater than in 2003. Earnings fell during the spring when corn prices increased to near record highs. Fears of a wet spring and a decrease in corn production were the principal causes for the increase, although Northern Lights’ risk management program mitigated some of the increase. As the year progressed through the summer and early fall, corn prices actually declined due to a forecasted record corn crop. Unfortunately, when prices declined during this period, risk management had an adverse impact on cost of revenues and therefore earnings.  During the fourth quarter, however, with a return of extremely low and stable prices for corn and a continuation of higher prices for ethanol, earnings made a full recovery.

While 2004 was marked by significant price volatility of corn, it was also marked by several positives. Earnings at Northern Lights increased by approximately $2.7 million from 2003 due to strong ethanol sales and a $1.4 million settlement credit received from Big Stone Plant. Further, total ethanol production at the plant increased due to additional improvements made to the plant. Total production was 47.4 million gallons in 2004, compared to 43.6 million gallons in 2003 and, for the first six months of production, 20.5 million gallons in 2002.

Management’s outlook for 2005 is relatively positive. The first quarter began with relatively high ethanol prices and stable and low corn costs, which we expect to continue going into the second quarter and positively impact earnings during these quarters. There is less certainty, however, about earnings potential during the last two quarters.  As spring approaches, price volatility of corn may return to the markets, particularly in anticipation of a new corn crop. Unless there is a plentiful corn crop in 2005, like in 2004, the price of corn may increase and lead to an increase in production costs. Further, unless demand for ethanol continues to increase and new markets for ethanol open up through passage of a federal Renewable Fuels Standard bill or other means, the price of ethanol may be adversely impacted by a potential surplus of ethanol. Approximately 700 million new gallons of ethanol are slated to enter the market by the end of 2005, some of which may not be absorbed unless new markets in the United States are developed. If ethanol prices decrease, Northern Lights’ earnings may suffer.

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

Revenue from the sale of ethanol increased 32% from the year ended December 31, 2003 to the year ended December 30, 2004.  The increase was due primarily to a 24% increase in the average sales price per gallon of ethanol along with a 7% increase in the volume of ethanol sold.  The price increase was mainly attributable to higher prices of unleaded gasoline and a strong demand for ethanol.  The increase in volume sold was facilitated by an increase in production volumes, caused primarily from an improvement in plant efficiencies.

Revenue from the sale of distiller’s grains increased approximately 21% from the year ended December 31, 2003 to the year ended December 31, 2004. The increase was due primarily to a 17% increase in the volume of distiller’s grains sold, resulting from an increase in production at the plant.

Total incentive revenues from federal and state government incentive programs decreased by 70% from the year ended December 31, 2003 to the year ended December 31, 2004. Incentive revenue consists of income received from federal and state governments in connection with Northern Lights’ ethanol production. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $3.2 million, or 77%, to $900,000 for the year ended December 31, 2004 from

$4.1 million for the year ended 2003. The decrease was due primarily to how the payments are structured and made under the program. Payments are based principally on the increase in gallons of ethanol produced compared to the prior year’s production. Because 2002 was Northern Lights’ first year of production, the plant had the largest increase in production from the prior year. Between 2004 and 2003, the plant had a far smaller increase in production which, accordingly, led to less incentive revenue being earned. Management anticipates receiving less under this program in 2005 compared to 2004 because the plant is not expected to experience a significant increase in production from last year to justify an increase in payment, and Congress has reduced funding for the program from $150 million to $100 million in 2005.

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

Cost of Revenues-Total cost of revenues increased $12.4 million, or 21%, to $71.3 million for the year ended December 31, 2004 from $58.9 million for the year ended December 31, 2003. The total cost of revenues for the year ended December 31, 2004 includes the $1.4 million settlement credit received from the Big Stone Plant in November, 2004, discussed below, which decreased the cost of revenues and offset the overall cost of revenues’ increase. Excluding the settlement credit, the cost of revenues increased $13.8 million, or 23%, to $72.7 million for the year ended December 31, 2004. The $13.8 million increase in the cost of revenues resulted primarily from a 34% increase in the overall cost of corn. The increase in the cost of corn was caused by an approximately 11% increase in the market price of corn per bushel from the year ended December 31, 2003 to the year ended December 31, 2004 and the risk management program in 2004.

In terms of risk management in 2004, the use of corn hedging instruments relative to the price fluctuation of corn in 2004 was a contributing factor for the increase in cost of corn. Gains and losses that result from a change in value of corn and natural gas hedging instruments are recognized in cost of revenues as the changes occur. For the year ended December 31, 2004, cost of revenues includes losses of $3.5 million from the use of corn derivative instruments, up from a $100,000 gain in 2003. These losses were caused by the fluctuations in the price of corn in 2004. At the end of 2003, Northern Lights increased its use of corn hedging instruments and positions to protect against the market price forecasts for corn. Those forecasts predicted higher prices for corn because of low world carryout prior to the growing season, decreased production, and drought. As the year progressed, however, and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined. When the market price declined, the value of the corn derivative instruments fell which led to an increase in cost of revenues.

At least for the first half of 2005, management does not anticipate the same or similar impact on cost of revenues from the risk management program. Because of the record corn crop in 2004 and higher than anticipated world corn carryout, the market conditions for corn are expected to be positive, namely lower prices for corn and less price volatility. For the second half of 2005, however, while management believes the market will remain positive, conditions could alter the stability of the market and use of hedging instruments, therefore increasing the potential for losses under the risk management program.

Cost of Revenues-Settlement Credit-In November 2004, Big Stone Plant, the plant which supplies steam to the ethanol plant for the production process, issued to Northern Lights a $1.4 million credit. The credit was issued after Big Stone Plant determined that a metering instrument it owned and controlled had erroneously reported the volume of steam that had been transferred to Northern Lights in 2003 and 2004. As a result of this error, Big Stone Plant overcharged Northern Lights for the transfer and use of steam in 2003 and 2004.  Big Stone Plant’s realization of the metering error was the result of an informal dispute between Northern Lights and Big Stone Plant when, in March 2003, Northern Lights questioned Big Stone Plant about the reported volume of steam that had been used and transferred to Northern Lights. Big Stone Plant, after conducting several tests and analyses, believed the volume reports were accurate until the fall of 2004, when it discovered that the metering instrument had been miscalibrated. In an effort to resolve the steam overcharge, Big Stone notified Northern Lights in November 2004 that a $1.4 million settlement credit would be issued, which Northern Lights agreed to accept.

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

Net Income-Net income increased $2.8 million to a net income of $8.4 million for the year ended December 31, 2004 from a net income of $5.6 million for the year ended December 31, 2003.  This change was caused primarily by, as discussed above, an increase in ethanol revenues and the settlement credit received from the Big Stone Plant.

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

Management anticipates making at least $1.1 million in capital expenditures on the plant in 2005. The largest capital expenditure will be for a rail expansion project at the plant, costing $1.1 million and financed by US Bank. The project consists of adding an additional track line to improve the transportation of ethanol and distiller’s grains by railcar.  Details of the US Bank financing are further discussed below under “Indebtedness.”

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

The $5 million variable-rate, revolving note bore interest at 1.00% over US Bank’s prime rate, required quarterly interest-only payments, and was due on December 31, 2007.  The revolving feature permits Northern Lights to re-borrow in multiples of $100,000 on a revolving basis, the difference between the unpaid principal amount on the note and $5 million. Northern Lights paid an unused commitment fee of 0.5% per year that was assessed quarterly on any funds not borrowed under the note.  As of December 31, 2004, the rate was 6.25%, compared to a rate of 5.0% as of December 31, 2003. The unpaid principal balance was $0.00 as of December 31, 2004 and as of December 31, 2003.

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

Item 9A. Controls and Procedures.

On May 4, 2005, our audit committee was advised by management of an accounting error in our Form 10-K for the year ended December 31, 2004. The error pertained to the misclassification in the consolidated statement of operations of a $1.4 million settlement credit received in November 2004.  Management misclassified the $1.4 million settlement credit as other income, rather than as a reduction in cost of revenues.  The credit was issued to Northern Lights after Big Stone Plant, the adjacent power plant that supplies steam to Northern Lights for its ethanol production process, determined that a metering instrument it owned and controlled had erroneously reported the volume of steam that had been transferred to Northern Lights in 2003 and 2004. This error caused Big Stone Plant to overcharge Northern Lights for steam used, resulting in an excess steam expense for Northern Lights of $1.4 million in 2003 and 2004.  Big Stone Plant notified Northern Lights of this error in November 2004 and of its desire to issue a credit to resolve the error, which Northern Lights agreed to accept.  The reclassification of the $1.4 million settlement credit to cost of revenues will not affect our consolidated balance sheet, statement of cash flow, statement of members’ equity or net income for the year ended December 31, 2004.

Management initially decided to classify the $1.4 million settlement credit as other income to make the disclosure of the settlement credit as transparent as possible in the Form 10-K and in reliance on certain accounting information it believed was applicable. While management believes it achieved the transparency objective by classifying the settlement credit as other income, management now acknowledges that the application of and reliance on the accounting information for purposes of classifying the settlement credit was incorrect. The settlement credit arose from a production or steam expense overcharge in 2003 and 2004. Because cost of revenues includes all production expenses, including steam expense, the credit should have been classified under cost of revenues.

During management’s evaluation of our disclosure controls and procedures relating to the misclassification of the settlement credit, management did not identify any deficiencies. The settlement credit was not made known to and accepted by management until November 2004, as the nature of the informal dispute between Northern Lights and Big Stone Plant between March 2003 and November 2004 precluded management from identifying the error made by Big Stone Plant.  Upon acceptance of the settlement credit, management disclosed the settlement credit to all appropriate parties, including our audit committee, disclosure committee, independent registered public accounting firm and legal counsel. Management and these parties then entered into an analysis and discussion on how the credit would affect our consolidated statement of operations and how it should be disclosed and classified in the Form 10-K. Based on this analysis, management decided to classify the settlement credit as other income which, in retrospect, was an incorrect classification. Because management believes classification of the settlement credit went through all of the appropriate channels, parties and analysis before being disclosed, was disclosed as other income primarily to make the settlement credit as transparent as possible in the Form 10-K, and was classified as other income due to a misjudgment, our chief executive officer and management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), have concluded that our disclosure controls and procedures, as currently constituted, are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

During management’s evaluation of our internal controls relating to the misclassification of the settlement credit, however, management identified a deficiency.  Management believes that it may lack certain  expertise and experience to account for non-recurring transactions, like in the case of the settlement credit. As a result of this deficiency, the following actions will be taken to prevent future reoccurrences:

• When management determines that it may lack the necessary experience and expertise regarding the  accounting of certain transactions that are likely to impact materially our consolidated financial statements, management will attempt to seek the consultation of an independent certified public accountant before making any final decision regarding the accounting of such transaction.

• When the audit committee determines that it may lack the necessary experience and expertise regarding the accounting of certain transactions that are likely to impact materially our consolidated financial statements, the audit committee will attempt to seek the consultation of an independent certified public accountant before approving our audited or unaudited consolidated financial statements.

Management and the audit committee intend to monitor the implementation of the above and are prepared to take additional measures where necessary to strengthen internal controls and procedures. Other than the foregoing initiatives, since the date of the chief executive officer’s and management’s evaluation, there have been no material changes in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)   The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)           Consolidated Financial Statements — Reference is made to the “Index to Financial Statements” of Northern Growers, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2004 included herein.

(2)           All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)           The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

(b)   See Item 15(a)(3)

(c)   —

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Date:	May 26, 2005	/s/ Robert Narem
Robert Narem, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHERN GROWERS, LLC

Date:	May 26, 2005	/s/ Robert Narem
Robert Narem, Chief Executive Officer and Chief Financial Officer, Manager (Principal Executive Officer)

Date:	May 26, 2005	/s/ Ronald Anderson
Ronald Anderson, Manager

Date:	May 26, 2005	/s/ Glenn Berdan
Glenn Berdan, Manager

Date:	May 26, 2005	/s/ Dennis Flemming
Dennis Flemming, Manager

Date:	May 26, 2005
Lars Herseth, Manager

Date:	May 26, 2005	/s/ Mark Lounsbery
Mark Lounsbery, Manager

Date:	May 26, 2005
Robert Metz, Manager

Date:	May 26, 2005	/s/ Jeff Olson
Jeff Olson, Manager

Date:	May 26, 2005	/s/ Ronald Olson
Ronald Olson, Manager

Date:	May 26, 2005	/s/ James Peterson
James Peterson, President, Manager

Date:	May 26, 2005	/s/ Delton Strasser
Delton Strasser, Secretary, Manager

Date:	May 26, 2005	/s/ Steve Street
Steve Street, Vice President, Manager

Date:	May 26, 2005	/s/ Gregory Toben
Gregory Toben, Manager

Date:	May 26, 2005	/s/ Bill Whipple
Bill Whipple, Manager

Date:	May 26, 2005	/s/ Robert Wittnebel
Robert Wittnebel, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Organization		Appendix A to Issuer’s Prospectus filed with the Commission on March 17, 2003.

3.1	Articles of Organization		Appendix B to Issuer’s Prospectus filed with the Commission on March 17, 2003.

3.2	Amendment and Addendum to Operating Agreement dated July 16, 2003		Exhibit 3.3 to the Issuer’s Form 10-KSB filed with the Commission on March 30, 2004.

4.1	Form of Class A Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.1	Licensing Agreement with Broin and Associates, Inc., dated November 2, 2000		Exhibit 10.2 to the Issuer’s Form S-4 filed with the Commission July 26, 2002.

10.2	Management Agreement with Broin Management, LLC, dated November 2, 2000		Exhibit 10.3 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.3	Corn Price Risk Management Agreement with Broin Management, LLC, dated November 16, 2001		Exhibit 10.4 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.4	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated March 5, 2002		Exhibit 10.5 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.5	DDGS Marketing Agreement with Dakota Commodities (a/k/a Dakota Gold Marketing), dated April 10, 2002		Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.6	Loan Agreement with US Bank, dated July 11, 2001		Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.7	Note, Mortgage and Security Agreement, dated July 11, 2001		Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.8	Lease Agreement with Big Stone — Grant Industrial Development and Transportation, dated April 18, 2001		Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.9	Steam Sale Agreement with Otter Tail Power Company, dated April 18, 2001		Exhibit 10.10 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.10	Water and Fuel Oil Agreement with Otter Tail Power Company, dated August 14, 2001		Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.11	Electric Service Agreement with Otter Tail Power Company, dated September 26, 2001		Exhibit 10.12 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.12	Water and Sanitary Sewer Agreement with the City of Big Stone City, dated December 21, 2001		Exhibit 10.13 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.13	Access and Rail Agreement with Otter Tail Corporation, dated April 18, 2001		Exhibit 10.14 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.14	Industry Track Agreement with Burlington Northern and Santa Fe Railway Company, dated January 8, 2002		Exhibit 10.15 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.15	Service Request Form and Extended Service Agreement with NorthWestern Public Service, dated March 19, 2002		Exhibit 10.17 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.16	Security Agreement and Promissory Note with US Bank, dated June 5, 2002		Exhibit 10.18 to the Issuer’s Form S-4 filed with the Commission on July 26, 2002.

10.17	Security Agreement and Promissory Note with US Bank, dated December 15, 2002		Exhibit 10.19 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.18	$15 million Fixed-Rate Note with US Bank, dated January 1, 2003		Exhibit 10.20 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.19	$11.1 million Variable-Rate Note with US Bank dated January 1, 2003		Exhibit 10.21 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.20	$5 million Revolving Variable-Rate Note with US Bank, dated January 1, 2003		Exhibit 10.22 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.21	Mortgage in favor of US Bank, dated December 31, 2002		Exhibit 10.23 to the Issuer’s Form S-4/A filed with the Commission on January 8, 2003.

10.22	Memorandum of Understanding with Broin Enterprises, Inc., dated January 28, 2003		Exhibit 10.24 to the Issuer’s Form S-4/A filed with the Commission on March 6, 2003.

10.23	$1.2 million Promissory Note with US Bank, dated May 1, 2003		Exhibit 10.18 to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2003.

10.24	Trading Service Agreement with Alerus Securities Corporation dated February 2, 2004		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 17, 2004.

10.25	Amendment to US Bank Loan Agreement dated June 22, 2004		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.26	Second Amendment to US Bank Loan Agreement dated March 30, 2005		Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.27	$15.8 Million Promissory Note with US Bank dated March 30, 2005		Exhibit 10.27 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005

10.28	$3.9 Million Promissory Note with US Bank dated March 30, 2005		Exhibit10.28 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.29	$3.0 Million Promissory Note with US Bank dated March 30, 2005		Exhibit 10.29 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

31	Rule 13a-14/15d-14(a) Certifications	X

32	Section 1350 Certification	X

NORTHERN GROWERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Northern Growers, LLC

Big Stone City, South Dakota

We have audited the accompanying consolidated balance sheets of Northern Growers, LLC as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Northern Growers' management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

As discussed in Notes 11 and 13, Northern Growers, LLC has restated its consolidated statement of operations for the year ended December 31, 2004, to reflect a reclassification of a settlement credit.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

January 26, 2005, except for Note 12 and the last paragraph in Note 3, for which the date is March 4, 2005, and Note 11 and Note 13, for which the date is May 23, 2005.

Northern Growers, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS

CURRENT ASSETS
Cash	$3,500,317	$2,865,310
Accounts receivable
Trade related party	3,675,195	3,590,952
Trade	541,646	500,885
Other	877,357	302,546
Inventory	4,639,561	4,300,904
Prepaid expenses	344,702	99,587
Investment in commodity contracts	110,951	184,622

Total current assets	13,689,729	11,844,806

PROPERTY AND EQUIPMENT
Land improvements	4,003,657	3,520,698
Equipment	34,905,067	33,710,785
Buildings	8,125,978	8,124,155
	47,034,702	45,355,638
Less accumulated depreciation	(6,148,738)	(3,619,905)

Net property and equipment	40,885,964	41,735,733

OTHER ASSETS
Financing costs	102,814	205,662

Total other assets	102,814	205,662

	$54,678,507	$53,786,201

See Notes to Consolidated Financial Statements

	2004	2003

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,200,112	$1,339,505
Accounts payable - corn	3,044,095	4,179,050
Accounts payable - related party	378,631	204,220
Accounts payable - construction - related party	108,121	476,216
Other accrued liabilities	402,891	501,574
Accrued interest	7,440	10,119
Distribution payable - Northern Growers	3,778,051	1,343,224
Distribution payable - minority member	1,142,000	456,800
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	3,063,342	3,134,922

Total current liabilities	13,129,683	11,650,630

LONG-TERM NOTE PAYABLE	16,387,498	20,053,377

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	5,715,325	5,014,499

MEMBERS' EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	6,724,101	4,345,795

Total members' equity	19,446,001	17,067,695

	$54,678,507	$53,786,201

Northern Growers, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	(As Restated)
REVENUES
Sales related party	$68,501,969	$51,913,676	$20,499,279
Sales	16,486,472	13,643,646	5,116,829
Incentive	1,599,144	5,299,940	7,140,827
Total revenues	86,587,585	70,857,262	32,756,935

COST OF REVENUES
Cost of revenues	72,729,131	58,920,917	24,674,714
Settlement credit - see Note 11	(1,449,248)	—	—
Total cost of revenues	71,279,883	58,920,917	24,674,714

GROSS PROFIT	15,307,702	11,936,345	8,082,221

EXPENSES
Startup expenses	—	—	657,132
General and administrative	2,984,237	2,739,136	1,352,524
Total operating expenses	2,984,237	2,739,136	2,009,656

INCOME FROM OPERATIONS	12,323,465	9,197,209	6,072,565

OTHER INCOME (EXPENSES)
Interest income	10,780	8,153	—
Interest expense	(1,500,438)	(1,847,108)	(963,714)
Other	65,551	23,244	618
Total other income (expenses)	(1,424,107)	(1,815,711)	(963,096)

INCOME BEFORE MINORITY INTEREST	10,899,358	7,381,498	5,109,469

MINORITY INTEREST IN SUBSIDIARY INCOME	(2,528,026)	(1,770,430)	(1,229,452)

NET INCOME	$8,371,332	$5,611,068	$3,880,017

BASIC AND DILUTED EARNINGS PER UNIT	$1.32	$0.89	$0.61

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,500	6,328,450

DISTRIBUTIONS PER UNIT DECLARED	$0.95	$0.76	$—

DISTRIBUTIONS PER UNIT PAID	$0.56	$0.58	$—

See Notes to Consolidated Financial Statements

Northern Growers, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

			Additional
	Capital		Paid-in	Retained
	Units	Amount	Capital	Earnings	Total

BALANCE, DECEMBER 31, 2001	6,328,450	$12,656,900	$65,000	$(151,469)	$12,570,431
Net income	—	—	—	3,880,017	3,880,017
Distribution payable	—	—	—	(170,000)	(170,000)

BALANCE, DECEMBER 31, 2002	6,328,450	12,656,900	65,000	3,558,548	16,280,448
Transfers and adjustments	50	100	(100)	—	—
Net income	—	—	—	5,611,068	5,611,068
Distributions payable	—	—	—	(1,343,224)	(1,343,224)
Distributions paid	—	—	—	(3,480,597)	(3,480,597)

BALANCE, DECEMBER 31, 2003	6,328,500	12,657,000	64,900	4,345,795	17,067,695
Transfers and adjustments	—	—	—	—	—
Net income	—	—	—	8,371,332	8,371,332
Distributions payable	—	—	—	(3,778,051)	(3,778,051)
Distributions paid	—	—	—	(2,214,975)	(2,214,975)

BALANCE, DECEMBER 31, 2004	6,328,500	$12,657,000	$64,900	$6,724,101	$19,446,001

See Notes to Consolidated Financial Statements

Northern Growers, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$8,371,332	$5,611,068	$3,880,017
Changes to net income not affecting cash
Depreciation	2,531,969	2,446,104	1,172,473
Amortization of loan fees	102,848	102,845	50,342
Minority interest in subsidiary's earnings	2,528,026	1,770,430	1,229,452
Decrease (increase) in current assets
Accounts receivable
Related party	(84,243)	(885,816)	(2,705,136)
Trade	(40,761)	114,766	(615,651)
Other	(574,811)	3,329,166	(3,572,492)
Inventory	(338,657)	(297,461)	(3,731,921)
Prepaid expenses	(245,115)	(28,193)	(303,507)
Investment in grain contract	73,671	(77,527)	(107,095)
Increase (decrease) in current liabilities
Accounts payable
Trade	(139,393)	185,042	1,097,542
Corn	(1,134,955)	1,100,172	3,078,878
Related party	174,411	(240,643)	444,863
Accrued liabilities	(98,683)	214,533	237,287
Accrued interest	(2,679)	(162,166)	172,285

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,122,960	13,182,320	327,337

INVESTING ACTIVITIES
Purchase of property and equipment	(2,050,295)	(1,128,154)	(22,346,709)

NET CASH USED FOR INVESTING ACTIVITIES	(2,050,295)	(1,128,154)	(22,346,709)

FINANCING ACTIVITIES
Long-term notes payable issued	—	1,500,000	25,518,061
Change in short-term notes payable	—	(1,000,000)	1,000,000
Principal paid on long-term notes payable	(3,737,459)	(9,411,701)	—
Distributions paid - Northern Growers	(3,558,199)	(3,650,597)	—
Distributions paid - minority member	(1,142,000)	(1,199,091)	—
Financing costs paid	—	(4,924)	(74,065)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(8,437,658)	(13,766,313)	26,443,996

NET (DECREASE) INCREASE IN CASH	635,007	(1,712,147)	4,424,624

CASH AT BEGINNING OF PERIOD	2,865,310	4,577,457	152,833

CASH AT END OF PERIOD	$3,500,317	$2,865,310	$4,577,457

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS — page 2

	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$1,400,270	$1,762,557	$1,215,420
Cash paid for income taxes (refunded)	$—	$—	$(59,220)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$108,121	$476,216	$438,941
Distributions payable	$3,778,051	$1,343,224	$—

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

Income Taxes

Northern Growers, LLC, is not a taxpaying entity for federal and state income tax purposes and thus, no income tax expense has been recorded in the statements. Income of the Company is taxed to the members in their respective returns.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related products are corn expense, energy expense (steam, natural gas and electricity), raw materials expense (chemicals and denaturant), shipping costs on sales and depreciation on process equipment.

All shipping costs incurred with regard to the sale of ethanol and related product inventory are included in the consolidated statements of operations as a component of gross revenues. Accordingly, those shipping costs are deducted and are all classified as a component of cost of revenues. Shipping costs in relation to sales are defined as the cost to transport products to the customers. Other shipping costs in the cost of revenues include inbound freight charges on inventory.

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

Agreements with Broin Investments I, LLC, the minority member of Northern Lights, or parties related to the minority member through common ownership, are as follows:

Construction Contract — The Company had a construction contract with Broin and Associates, Inc., an affiliate of the minority member of Northern Lights. The contract, with change orders, totals $47,615,981, all of which is complete as of December 31, 2004.

Ethanol Marketing Contract — The Company has an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on July 5, 2007, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration.

Management Agreement — The Company has an agreement with Broin Management, LLC for the management and operation of the ethanol plant. In exchange for these services, Broin Management receives an annual fee plus an incentive bonus of 5% of net income. The annual fee is adjusted each year for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant.  The agreement was executed on November 2, 2000 and payments began during February 2002, approximately six months prior to the projected start of plant operations. The term of this agreement continues until July 1, 2005, three years from the date the plant began processing corn and is renewable for successive three-year terms unless terminated 90 days prior to expiration of the agreement.

The Company has entered into an agreement with Broin Management, LLC for hedge and price risk management services related to corn requirements of the plant. The agreement expires in April 2005 and is renewable for successive one-year terms unless terminated 30 days prior to expiration.

DDGS Marketing Agreement — The Company has an agreement with Dakota Gold Marketing, a related party through ownership by entities related to the minority member, to provide marketing and administrative services for the sale of DDGS. The agreement commenced on May 10, 2002. The agreement provides for an agency relationship in that Dakota Gold Marketing does not take title to the DDGS but acts as a broker on behalf of Northern Lights. The agreement has a term of five years from commencement, and is renewable for five-year terms unless terminated by either party with 90 days notice.

Software Maintenance — In July 2002, the Company entered into an agreement with Broin and Associates, Inc. for new revisions to the plant’s software. The agreement has a term of three years, beginning June 1, 2002.

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

Agreements with unrelated parties are as follows:

Property Lease — The Company entered into a ninety-nine-year property lease (an operating lease) with Big Stone-Grant Industrial Development and Transportation, LLC. Rent is $2,400 for each of the first five years. The rent will be adjusted on January 1, 2006 and every five years thereafter. The rent will be increased 5% over the immediately preceding five-year period.

Steam — The Company has an agreement with the Big Stone Plant Co-Owners (the Big Stone Plant); Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service, for steam in a specified amount for use in its ethanol manufacturing process at a base rate, adjusted annually for changes in the cost of energy. The agreement commenced on June 1, 2002 and has a term of ten years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date.

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Years Ending	Lease	Management	Purchase
December 31,	Agreements	Agreements	Agreements	Total
2005	$2,400	$186,594	$217,080	$406,074
2006	2,520	—	217,080	219,600
2007	2,520	—	217,080	219,600
2008	2,520	—	217,080	219,600
2009	2,520	—	217,080	219,600
2010-2100	374,635	—	524,610	899,245
	$387,115	$186,594	$1,610,010	$2,183,719

Water and Fuel Oil — The Company has an agreement with the Big Stone Plant with a rate schedule for a specified quantity of water and fuel oil for ten years, commencing January 1, 2002. The agreement is renewable for two five-year periods, after which the agreement renews for one-year periods. Either party may terminate the agreement with notice provided one year prior to a renewal or expiration date. No minimum purchase quantities are provided in the agreement, and the prices for these items are at local market prices.

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

Please see Note 11 for further details on the steam agreement with the Big Stone Plant.

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

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 10 -     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2004
Total revenues	$21,707,883	$20,958,695	$22,296,905	$21,624,102
Gross profit	5,942,562	(1,922,844)	2,327,681	8,960,303
Operating income (loss)	5,084,220	(2,344,298)	1,669,817	7,913,726
Income (loss) before minority interest	4,711,367	(2,700,009)	1,307,893	7,580,106
Minority interest in subsidiary (income) loss	(1,092,583)	607,565	(305,533)	(1,737,475)
Net income (loss)	3,618,784	(2,092,444)	1,002,360	5,842,631
Basic earnings (loss) per unit	0.57	(0.33)	0.16	0.92

Year Ended December 31, 2003
Total revenues	$19,123,755	$17,241,715	$16,110,060	$18,381,732
Gross profit	4,427,581	1,584,621	1,822,589	4,101,554
Operating income	3,693,484	1,010,312	1,125,256	3,368,157
Income before minority interest	3,198,000	530,879	675,948	2,976,671
Minority interest in subsidiary (income)	(761,395)	(133,773)	(186,367)	(688,895)
Net income	2,436,605	397,106	489,581	2,287,776
Basic earnings per unit	0.39	0.06	0.08	0.36

Year Ended December 31, 2002
Total revenues	$—	$—	$13,708,731	$19,048,204
Gross profit	—	—	3,743,136	4,339,085
Operating income (loss)	(114,835)	(542,297)	2,990,122	3,739,575
Income (loss) before minority interest	(114,835)	(542,251)	2,510,269	3,256,286
Minority interest in subsidiary (income) loss	18,017	104,911	(584,405)	(767,975)
Net income (loss)	(96,818)	(417,654)	1,906,178	2,488,311
Basic earnings (loss) per unit	(0.02)	(0.06)	0.30	0.39

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

See Note 13 for further details on the effect of the settlement credit from the Big Stone Plant in relation to the quarterly financial data.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 11 -     COST OF REVENUES — SETTLEMENT CREDIT

In November 2004, Northern Lights received a credit from Big Stone Plant for approximately $1,450,000. Big Stone Plant is located adjacent to Northern Lights’ ethanol plant and supplies steam to Northern Lights for its ethanol production process. This credit was issued after an informal dispute between Northern Lights and Big Stone Plant regarding the reported volume of steam supplied from Big Stone Plant to Northern Lights. In March 2003, Northern Lights questioned Big Stone Plant about the reported volume of steam supplied from the Big Stone Plant to Northern Lights. Northern Lights believed the reported volume of steam supplied to the ethanol plant was excessive, compared to the volume of steam required for the ethanol production process. After testing and analysis by Big Stone Plant, Big Stone Plant concluded the reported volume of steam was accurate. After further testing and analysis in 2004, however, Big Stone Plant determined that the reported volume of steam was erroneous due to an error created by a metering instrument which was miscalibrated. As a result of this error, Big Stone Plant overcharged Northern Lights for the use of steam in 2003 and 2004. In November 2004, in an effort to resolve the dispute, Big Stone Plant notified Northern Lights that a settlement credit would be issued, which Northern Lights agreed to accept. At December 31, 2004, approximately $708,000 was outstanding from Big Stone Plant in relation to the settlement credit, and was recorded on the consolidated balance sheet as a component of other accounts receivable. See Note 13 for further details on the settlement credit in relation to the restatement of financial statements.

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

NOTE 13 -     RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the year ended December 31, 2004, to correct an accounting misclassification error under its consolidated statement of operations and to reflect the corresponding changes described below.

In November 2004, Northern Lights received a credit from the Big Stone Plant for approximately $1,450,000. This credit was issued after an informal dispute between Northern Lights and Big Stone Plant regarding the reported volume of steam supplied from Big Stone Plant to Northern Lights. In March 2003, Northern Lights questioned Big Stone Plant about the reported volume of steam supplied from the Big Stone Plant to Northern Lights. Northern Lights believed the reported volume of steam supplied to the ethanol plant was excessive, compared to the volume of steam required for the ethanol production process. After testing and analysis by Big Stone Plant, Big Stone Plant concluded the reported volume of steam was accurate. After further testing and analysis in 2004, however, Big Stone Plant determined that the reported volume of steam was erroneous due to an error created by a metering instrument which was miscalibrated. As a result of this error, Big Stone Plant overcharged Northern Lights for the use of steam in 2003 and 2004. In November 2004, in an effort to resolve the dispute, Big Stone Plant notified Northern Lights that a settlement credit would be issued, which Northern Lights agreed to accept. Because of the nature and timing of the resolution between Northern Lights and Big Stone Plant, the Company determined that the entire $1,450,000 credit should be recorded in the 2004 consolidated statement of operations.

Initially, the credit was recorded as settlement income in the other income (expense) section of the consolidated statement of operations in order to make the disclosure of the settlement credit as transparent as possible and in reliance on certain accounting information management believed was applicable. On May 4, 2005, however, the Company’s audit committee was advised by management that an accounting error was made because the settlement credit was misclassified. Management misclassified the credit as other income, rather than as a reduction in cost of revenues. Because cost of revenues includes all production expenses, including steam expense, and the overcharge from Big Stone Plant adversely affected Northern Lights’ steam expenses in 2003 and 2004, the credit should have been classified as a reduction in cost of revenues. The restatement of our consolidated financial statements is made to correct for the misclassification and to reclassify the $1,450,000 settlement credit as a reduction in cost of revenues.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The reclassification of the settlement credit had no effect on the consolidated balance sheet, statement of changes in members’ equity, or statement of cash flows. The originally reported and restated statement of operations for the year ended December 31, 2004 is shown below:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2004
	As Originally Reported	As Restated
REVENUES
Sales related party	$68,501,969	$68,501,969
Sales	16,486,472	16,486,472
Incentive	1,599,144	1,599,144
Total revenues	86,587,585	86,587,585

COST OF REVENUES
Cost of revenues	72,729,131	72,729,131
Settlement credit - see Note 11	—	(1,449,248)
Total cost of revenues	72,729,131	71,279,883

GROSS PROFIT	13,858,454	15,307,702

EXPENSES
Startup expenses	—	—
General and administrative	2,984,237	2,984,237
Total operating expenses	2,984,237	2,984,237

INCOME FROM OPERATIONS	10,874,217	12,323,465

OTHER INCOME (EXPENSES)
Interest income	10,780	10,780
Interest expense	(1,500,438)	(1,500,438)
Settlement income - see Note 11	1,449,248	—
Other	65,551	65,551
Total other income (expenses)	25,141	(1,424,107)

INCOME BEFORE MINORITY INTEREST	10,899,358	10,899,358

MINORITY INTEREST IN SUBSIDIARY INCOME	(2,528,026)	(2,528,026)

NET INCOME	$8,371,332	$8,371,332

BASIC AND DILUTED EARNINGS PER UNIT	$1.32	$1.32

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,500

DISTRIBUTIONS PER UNIT DECLARED	$0.95	$0.95

DISTRIBUTIONS PER UNIT PAID	$0.56	$0.56

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Since the settlement credit was recorded in the fourth quarter of 2004, only that quarter is affected by the restatement regarding Note 10 — Quarterly Financial Data (Unaudited). That comparison is set forth below.

Year Ended December 31, 2004	Fourth Quarter 2004	Fourth Quarter 2004
	As Originally Reported	As Restated

Total revenues	$21,624,102	$21,624,102
Gross profit	7,511,055	8,960,303
Operating income (loss)	6,464,477	7,913,726
Income (loss) before minority interest	7,580,106	7,580,106
Minority interest in subsidiary (income) loss	(1,737,475)	(1,737,475)
Net income (loss)	5,842,631	5,842,631
Basic earnings (loss) per unit	0.92	0.92