Form 10-Q
period 2005-06-30
NORTHERN GROWERS LLC
filed 2005-08-15
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 1, 2005, the issuer had 6,328,500 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004*

ASSETS

CURRENT ASSETS
Cash	$7,835,025	$3,500,317
Accounts receivable
Trade related party	4,356,601	3,675,195
Trade	254,048	541,646
Other	136,802	877,357
Inventory	3,115,964	4,639,561
Prepaid expenses	191,792	344,702
Investment in commodity contracts	205,598	110,951

Total current assets	16,095,830	13,689,729

PROPERTY AND EQUIPMENT
Land improvements	4,199,521	4,003,657
Equipment	35,014,387	34,905,067
Buildings	8,149,571	8,125,978
	47,363,479	47,034,702
Less accumulated depreciation	(7,459,916)	(6,148,738)

Net property and equipment	39,903,563	40,885,964

OTHER ASSETS
Financing costs	51,391	102,814

Total other assets	51,391	102,814

	$56,050,784	$54,678,507

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,286,947	$1,200,112
Accounts payable - corn	1,336,619	3,044,095
Accounts payable - related party	156,236	378,631
Accounts payable - construction - related party	—	108,121
Other accrued liabilities	389,479	402,891
Accrued interest	4,175	7,440
Distribution payable - Northern Growers	5,972,838	3,778,051
Distribution payable - minority member	1,827,200	1,142,000
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	1,881,416	3,063,342

Total current liabilities	12,859,910	13,129,683

LONG-TERM NOTE PAYABLE	18,135,948	16,387,498

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	5,673,214	5,715,325

MEMBERS’ EQUITY
Capital units, $2.00 stated value, 12,000,000 units authorized; 6,328,500 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	6,659,812	6,724,101

Total members’ equity	19,381,712	19,446,001

	$56,050,784	$54,678,507

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Sales related party	$15,946,574	$16,998,201	$34,053,442	$33,357,666
Sales	4,075,341	4,000,453	8,113,910	8,388,566
Incentive	129,428	(39,959)	248,400	920,346
Total revenues	20,151,343	20,958,695	42,415,752	42,666,578

COST OF REVENUES	16,437,058	22,881,539	32,415,213	38,646,860

GROSS (LOSS) PROFIT	3,714,285	(1,922,844)	10,000,539	4,019,718

EXPENSES
General and administrative	800,979	421,454	1,712,269	1,279,797
Total operating expenses	800,979	421,454	1,712,269	1,279,797

(LOSS) INCOME FROM OPERATIONS	2,913,306	(2,344,298)	8,288,270	2,739,921

OTHER INCOME (EXPENSES)
Interest income	21,963	1,954	32,321	4,092
Interest expense	(352,263)	(370,273)	(707,905)	(755,478)
Other	28,951	12,608	80,952	22,822
Total other income (expenses)	(301,349)	(355,711)	(594,632)	(728,564)

(LOSS) INCOME BEFORE MINORITY INTEREST	2,611,957	(2,700,009)	7,693,638	2,011,357

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS	(614,764)	607,565	(1,785,089)	(485,017)

NET (LOSS) INCOME	$1,997,193	$(2,092,444)	$5,908,549	$1,526,340

BASIC AND DILUTED (LOSS) EARNINGS PER UNIT	$0.32	$(0.33)	$0.93	$0.24

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	6,328,500	6,328,500	6,328,500	6,328,500

DISTRIBUTIONS PER UNIT DECLARED	$0.94	$—	$0.94	$—

DISTRIBUTIONS PER UNIT PAID	$—	$—	$0.60	$0.21

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$5,908,549	$1,526,340
Changes to net income not affecting cash
Depreciation	1,311,178	1,243,008
Amortization of loan fees	51,424	51,424
Minority interest in subsidiary’s earnings	1,785,089	485,017
Decrease (increase) in current assets
Accounts receivable	346,747	(813,807)
Inventory	1,523,597	866,551
Prepaid expenses	152,911	(90,219)
Investment in commodity contracts	(94,647)	(209,025)
Increase (decrease) in current liabilities
Accounts payable	(1,843,036)	(2,303,668)
Accrued liabilities	(13,413)	12,773
Accrued interest	(3,265)	(1,321)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,125,134	767,073

INVESTING ACTIVITIES
Purchase of property and equipment	(637,469)	(921,967)
Tax refund on construction	200,570	57,723

NET CASH (USED FOR) INVESTING ACTIVITIES	(436,899)	(864,244)

FINANCING ACTIVITIES
Long-term notes payable issued	1,032,369	—
Principal paid on long-term notes payable	(465,845)	(1,518,875)
Distributions paid - Northern Growers	(3,778,051)	(1,343,224)
Distributions paid - minority member	(1,142,000)	(456,800)
Checks in excess of bank balances	—	581,750

NET CASH (USED FOR) FINANCING ACTIVITIES	(4,353,527)	(2,737,149)

NET (DECREASE) INCREASE IN CASH	4,334,708	(2,834,320)

CASH AT BEGINNING OF PERIOD	3,500,317	2,865,310

CASH AT END OF PERIOD	$7,835,025	$30,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$659,747	$705,310

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions payable	$7,800,038	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 1 -                     NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or the Company, is a South Dakota Limited Liability Company located near Big Stone City, South Dakota. The Company was organized to pool investors and provides a portion of the corn supply for a 40 million gallon (annual capacity) ethanol plant owned by Northern Lights Ethanol, LLC (Northern Lights).  On June 26, 2002, the plant began grinding corn and on July 5, 2002, the ethanol plant commenced its principal operations.

NOTE 2 -                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

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

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, insurance expense and professional fees (legal and audit).

NOTE 3 -                     INVENTORY

Inventory consisted of the following:

	June 30, 2005	December 31, 2004*
	(Unaudited)

Finished goods	$1,141,732	$2,112,405
Raw materials	786,325	1,500,457
Work-in-process	355,748	399,049
Spare parts inventory	832,159	627,650

	$3,115,964	$4,639,561

* Derived from audited financial statements

NOTE 4 -                     LONG-TERM NOTES PAYABLE

Long-term notes payable with US Bank consisted of the following:

	June 30, 2005	December 31, 2004*
	(Unaudited)

Variable rate, non-revolving loan	$—	$8,711,196
Variable rate, revolving loans	—	—
Fixed rate loan	—	9,956,435
Refinanced variable rate, non-revolving loan	3,861,379	—
Refinanced fixed rate loan	15,520,110	—
Promissory note	635,875	783,209

	20,017,364	19,450,840
Less current portion	(1,881,416)	(3,063,342)

	$18,135,948	$16,387,498

* Derived from audited financial statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

The $15 million fixed rate loan bears an interest rate of 6.38%.  This loan requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment was due on June 30, 2005, and is subject to maturity on March 31, 2012. The $3.9 million variable rate, non-revolving loan bears interest at US Bank’s prime rate, 6.25% at June 30, 2005. This loan requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment was due on June 30, 2005.   Like the fixed rate loan, the loan matures on March 31, 2012. The $5 million variable-rate, revolving note bears interest at US Bank’s prime rate, and carries an unused commitment fee of 3/8% assessed quarterly in arrears.  This note requires quarterly interest-only payments, and is now due on March 31, 2012. The $1.2 million promissory note for the thermal oxidizers now bears interest at a fixed rate of 4.7%, with quarterly payments due until maturity on April 30, 2007.

One new note of the refinancing is a $3.0 million variable rate, revolving note. This note requires quarterly interest when drawn, with the first potential payment on June 30, 2005.  This note will be tied to the borrowing base and cannot be used until the existing $5 million revolver is fully drawn.  This note is priced at prime and carries an unused commitment fee of 3/8% assessed quarterly in arrears.

Certain covenants under the amended Loan Agreement have changed. First, minimum working capital increase to $4 million from $2 million, excess cash flow payment is eliminated, and fixed charge coverage ratio requirement changes.

Minimum principal payments for each of the next five years are as follows:

Twelve Months Ending June 30,	Amount

2006	$1,881,416
2007	1,987,801
2008	1,738,170
2009	1,826,263
2010	1,920,112

The availability under the variable rate revolving loans was $8,000,000 at June 30, 2005 and $5,000,000 at December 31, 2004.

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 5 -                     COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through June 30, 2005.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $0, $1,064,644 and $7,500,000 has been earned for the USDA program years ended September 30, 2005, 2004 and 2003, respectively. Incentive revenue of $42,997 and $753,679 was recorded for the six months ended June 30, 2005 and 2004, respectively, for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $705,404 and $666,667 has been earned for the South Dakota program years ended June 30, 2005 and 2004, respectively. Incentive revenue of $205,403 and $166,667 was recorded for the six months ended June 30, 2005 and 2004, respectively, for this program.

Management Agreement – On April 20, 2005, Northern Lights renewed its agreement with Broin Management, LLC for the management and operation of the ethanol plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005, the effective date of the new agreement. The term of the new management agreement continues through June 30, 2010.  In exchange for these services, Broin Management will receive an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus of 5% of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant.

There were no other changes to other agreements during this period. Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
12 Months ending	Lease	Management	Purchase
June 30,	Agreements	Agreements	Agreements	Total

2006	$2,460	$489,650	$217,080	$709,190
2007	2,520	450,000	217,080	669,600
2008	2,520	450,000	217,080	669,600
2009	2,520	450,000	217,080	669,600
2010	2,520	450,000	217,080	669,600
2011-2100	373,375	—	416,070	789,445
	$385,915	$2,289,650	$1,501,470	$4,177,035

During April 2005, Northern Lights started site work on the planned rail expansion project, estimated at a cost of $1.1 million and financed by US Bank (as discussed above in Note 4). The project consists of adding an

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

additional track line to improve the transportation of ethanol and related product by railcar.  The rail expansion project was 20% complete at June 30, 2005.

Legal Proceedings – Northern Lights is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

NOTE 6 -                     DISTRIBUTIONS

During January 2005, the Northern Lights’ Board of Managers approved a $5,000,000 distribution, which it paid on February 1, 2005. The Company received approximately $3,858,000 and the minority member received approximately $1,142,000. In conjunction with this cash distribution, on February 7, 2005 the Company paid a distribution of approximately $3,778,000 to its members of record as of December 31, 2004. The above distributions are recorded as a liability as of December 31, 2004.

During July 2005, the Northern Lights’ Board of Managers approved an $8,000,000 distribution, which it paid on July 28, 2005. The Company received $6,172,800 and the minority member received $1,827,200. In conjunction with this cash distribution, on July 29, 2005 the Company paid a distribution of approximately $5,972,800 to its members of record as of April 30, 2005. The above distributions are recorded as a liability as of June 30, 2005.

NOTE 7 -                     CAPITAL UNITS

On June 20, 2005, the Board of Managers of the Company approved a four-for-one (4-for-1) capital unit split of the Company’s Class A capital units, effective for September 1, 2005. Under the terms of the Class A capital units’ split, members of record as of September 1, 2005 will receive four capital units for each one capital unit held in the Company.

NOTE 8 -                     SUBSEQUENT EVENTS

On August 9, 2005, the Northern Lights’ Board of Managers agreed to release all of the Company’s members from delivering corn to the ethanol plant effective January 1, 2006.  Prior to January 1, 2006, the Company’s members were obligated to deliver corn to the ethanol plant unless Northern Lights released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, the Company’s members will no longer be obligated to deliver corn to Northern Lights. Northern Lights will instead obtain its corn for the production process through purchases from local corn producers and the open market.  In addition, the Northern Lights Board of Managers agreed to honor all member forward contracts for 2006 delivery if the contract is written by September 15, 2005.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, this business is dependent upon general economic conditions and various conditions specific to this industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Demand for ethanol is largely driven by federal and state regulations, which are often subject to change.    The ethanol industry is increasingly competitive, with additional plants in operation, under construction, or in the planning stages. With additional plants coming on line in the near future, the supply of ethanol will increase significantly, which, if the demand does not grow accordingly or is unaided by government policies and programs, could adversely impact the price of ethanol and Northern Lights’ operating results.

•                  The ethanol industry and Northern Lights’ business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase, Northern Lights’ operating results may suffer. When corn and natural gas prices fluctuate significantly, Northern Lights’ cost of revenues and its operating results may be adversely affected by the use of derivative instruments under its risk management program.

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

•                  The ethanol industry and Northern Lights may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions.

•                  Northern Lights is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant, and upon Broin-related entities to purchase and market the ethanol and distiller’s grains produced at the plant, and for risk management services.  If any of these entities cease providing services to Northern Lights, the plant’s operations will be adversely affected.

Northern Growers’ Profile

Northern Growers, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC, an ethanol plant located near Big Stone City, South Dakota. Broin Investments I, LLC owns the remaining minority interest. We have 652 members. While our current business solely involves owning and managing our interest in, and supplying corn to, Northern Lights, we are currently studying the feasibility of entering the wind-generation business, having recently forming a wind generation committee to study the feasibility.

Overview

Northern Lights Ethanol is engaged in the production of fuel-grade ethanol and distiller’s grains near Big Stone City, South Dakota.  Corn is supplied to Northern Lights’ plant from our members who are primarily local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is produced and then sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that Northern Lights receives from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products receives from the sale to its customers. Distiller’s grains are sold through Dakota Gold Marketing, which markets and sells the product to local, regional and national livestock feeders.

Northern Lights’ operating and financial performance is largely driven by the prices at which it sells ethanol and distiller’s grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income because of the means by which the programs structure, fund, and condition the payments. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline, weather, and government policies and programs.  The price of distiller’s grains is generally influenced by supply and demand, prices of corn and soybean meal, and prices of other animal feed protein. The two largest costs of production are corn and natural gas, although Northern Lights’ use and cost of natural gas is offset by the use of steam supplied from the adjacent Big Stone Plant. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy used to protect against the price volatility of these commodities.

Northern Lights continued to have relatively strong earnings in the second quarter of 2005, primarily due to strong ethanol sales along with low and stable corn costs.  While the price of ethanol dropped from the first quarter of 2005, the price remained favorable as it did not drop as low as originally expected. The anticipated excess supply of ethanol produced nationwide was offset by unexpected demand.  This new demand was caused by the lower price of ethanol, which made blending ethanol more profitable for oil companies. This new demand fostered ethanol sales and allowed the plant to keep pace with strong and consistent production over-and-above the plant’s name-plate capacity.  Corn costs during the second quarter ended 2004 were consistent with the first quarter ended March 31, 2005, but were substantially lower compared to the second quarter June 30, 2004.

While the second quarter was marked with better than expected results, projections for the remaining quarters in 2005 are less optimistic. An additional supply of ethanol is expected to enter the market as more ethanol plants commence or expand production.  Approximately 350 million gallons of ethanol are expected to enter the market in 2005 and another 900 million gallons are expected to enter the market in 2006.  This supply of ethanol could put downward pressure on future ethanol prices.  Unless this supply is met with new demand, which remains to be seen, the price of ethanol could be adversely affected.  If ethanol prices start to decline, Northern Lights’ earnings will decline in the process and adversely affect earnings, especially if corn costs do not remain low and stable. The new federal energy bill signed into law on August 8, 2005, which contains a renewable fuels standard requiring 4.0 billion gallons of ethanol and biodiesel be used in motor vehicles in 2006 and 7.5 billion gallons of ethanol and biodiesel be used in motor vehicles by 2012, should have a positive impact on the supply situation, but it is uncertain as to when its impact will effectively begin.

Results of Operations.

Comparison of the three months ended June 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	15,946,574	79%	16,998,201	81%
Distiller’s Grains	4,075,341	20%	4,000,453	19%
Incentive	129,428	1%	(39,959)	0%
Total	20,151,343	100%	20,958,695	100%

Cost of Revenues	16,437,058	82%	22,881,539	109%

General and Administrative Expenses	800,979	4%	421,454	2%

Other Operating Income (Expense)	(301,349)	(1)%	(355,711)	(2)%

Minority Interest in Subsidiary	(614,764)	(3)%	607,565	3%
Net Income (Loss)	$1,997,193	10%	(2,092,444)	(10)%

Revenues- Revenue decreased by $807,000, or 4%, to $20.15 million for the three months ended June 30, 2005 from $20.96 million for the three months ended June 30, 2004. Total revenues decreased primarily because of a decrease in ethanol revenue.

Revenue from the sale of ethanol decreased 6% from the second quarter of 2004 to the second quarter of 2005.  The decrease was due primarily to an 11% decrease in the average net sales price per gallon of ethanol.  The price decrease was mainly attributable to an excess supply of ethanol produced nationwide.

Revenue from the sale of distiller’s grains increased only 2% from the second quarter of 2004 to the second quarter of 2005. The increase was due primarily to an 11% increase in the volume of distiller’s grains sold, offset by an 8% decrease in the sales price of distiller’s grains. The price of distiller’s grains decreased largely due to a decrease in the price of corn and soybeans, which are the feed components of distiller’s grains principal competition, corn and soybean meal.

Total incentive revenues from federal and state government incentive programs increased from ($40,000) for the three months ended June 30, 2004 to $129,000 for the three months ended June 30, 2005. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program increased $167,000 to $44,000 for the quarter ended June 30, 2005 from ($123,000) for the quarter ended June 30, 2004.  Incentive revenue for this program was negative in the second quarter of 2004 because of a previous overestimate of the payout ratio for the first quarter of 2004 and due to a decrease in production of ethanol between the comparative second quarters in 2004 and 2003. Incentive revenue from the state of South Dakota increased only $2,000 from the second quarter of 2004 to the second quarter of 2005.

Cost of Revenues-Cost of revenues decreased $6.4 million, or 28%, to $16.4 million for the three months ended June 30, 2005 from $22.8 million for the three months ended June 30, 2004. The decrease in the cost of revenues resulted primarily from a 49% decrease in the overall cost of corn. The decrease in the cost of corn was caused by an approximately 32% decrease in the market price of corn per bushel from the three months ended June 30, 2004 to the three months ended June 30, 2005, in addition to a difference in risk management strategy relative to the price volatility of corn between quarters.  The decrease in the cost of corn was offset by a 22% increase in energy costs, mainly attributable to a greater reliance on natural gas than steam in the production process during the second quarter of 2005.

The difference in risk management strategies between quarters resulted in a loss from forward and hedge contracts of $4.2 million for the quarter ended June 30, 2004, compared to a loss of $150,000 for the quarter ended June 30, 2005. Gains and losses that result from a change in value of forward and hedge contracts are recognized in cost of revenues as the changes occur.  In 2004, in anticipation of extreme price volatility and increases in the price of corn during the early spring and summer months, management relied heavily on the use of forward and hedge contracts for long-term price protection. The price of corn, however, did not increase as expected and actually decreased at the end of the second quarter. This decrease created an adverse effect on forward and hedge contract positions, which caused the $4.2 million loss and a corresponding increase to cost of corn and cost of revenues.  In contrast, risk management strategy for the quarter ended June 30, 2005 was different. In anticipation of a stable and low-priced corn market going into the spring and summer months, management relied less heavily on forward and hedge contracts to protect against the price of corn. This strategy, coupled with the price of corn remaining low and stable through June 30, 2005, caused the use of forward and hedging contracts to have no material effect on cost of corn and cost of revenues, unlike in 2004. Accordingly, cost of corn was primarily related to the cash price, which was 32% lower than in the quarter ended June 30, 2004.

Energy costs increased 22% from the three months ended June 30, 2004 to the three months ended June 30, 2005.  Energy costs increased for two primary reasons:  First, the cost of natural gas per unit increased 16% between quarters.  Second, the use of steam from the adjacent Big Stone Plant declined substantially during the second quarter of 2005 because the Big Stone Plant was offline for eight weeks for general maintenance work. This resulted in a greater reliance on natural gas for the production process, effectively reducing the cost advantages associated with use of less costly steam supplied from the Big Stone Plant.

General and Administrative Expenses-General and administrative expenses increased $380,000, or 90%, to $801,000 for the three months ended June 30, 2005 from $421,000 for the three months ended June 30, 2004.  The increase in general and administrative expenses was primarily the result of increased management incentive fees and employee profit-sharing costs during the year, which are both based on an increase in profitability of Northern Lights.

General and administrative expenses are expected to be slightly higher in the future, compared to previous years and periods, due to a new management agreement between Northern Lights and Broin Management, LLC.  On April 20, 2005, Northern Lights and Broin Management entered into a new management agreement, the terms of which commenced on July 1, 2005 and continue through June 30, 2010. In exchange for Broin Management’s day-to-day management services, Northern Lights now pays Broin Management a management fee of $450,000.00 per year, adjusted annually for inflation based on the Consumer Price Index not to exceed 7% per year. Under the previous agreement, Northern Lights paid Broin Management a management fee of $250,000 per year, plus the technical manager’s base salary times a factor of 125%, or a sum of $329,500 per year.  Northern Lights continues to pay Broin Management an incentive fee of not greater than 5% of Northern Lights’ audited annual net income, but now payable quarterly (4 times per year) instead of on a trimester basis (3 times per year) under the previous agreement.

Interest Expense-Interest expense decreased $18,000, or 5%, to $352,000 for the three months ended June 30, 2005 from $370,000 for the three months ended June 30, 2004.  The decrease in interest expense was due to a $2.5 million reduction in outstanding debt from June 30, 2004 to June 30, 2005.

Net Income-Net income increased $4.1 million to a $2.0 million profit for the three months ended June 30, 2005 from a $2.1 million loss for the three months ended June 30, 2004.  This change was caused primarily by, as discussed above, a decrease in the cost of corn, offset by a decrease in revenue from the sale of ethanol and an increase in the cost of natural gas.

Comparison of the six months ended June 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	34,053,442	80%	33,357,666	78%
Distiller’s Grains	8,113,910	19%	8,388,566	20%
Incentive	248,400	1%	920,346	2%
Total	42,415,752	100%	42,666,578	100%

Cost of Revenues	32,415,213	76%	38,646,860	91%

General and Administrative Expenses	1,712,269	4%	1,279,797	3%

Other Operating Income (Expense)	(594,632)	(1)%	(728,564)	(2)%

Minority Interest in Subsidiary	(1,785,089)	(4)%	(485,017)	(1)%
Net Income	$5,908,549	14%	$1,526,340	4%

Revenues-Revenue from the sale of ethanol increased just 2% from the six months ended June 30, 2004 to the six months ended June 30, 2005.  The increase was due to a 2% increase in the number of gallons sold, while the price of ethanol remained relatively constant between periods.

Revenue from the sale of distiller’s grains decreased only 3% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The decrease was due primarily to a 4% decrease in the sales price of distiller’s grains, offset by a 2% increase in the volume of distiller’s grains sold. The price of distiller’s grains decreased largely due to a decrease in the price of corn and soybeans.

The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $711,000, or 94%, to $43,000 for the six months ended June 30, 2005 from $754,000 for the six months ended June 30, 2004.  Minimal incentive revenue was earned under this program for the first six months of 2005 because the plant did not experience a significant increase in production from the first six months of 2004 to justify an increase.  Incentive revenue from the state of South Dakota increased $38,000 from six months ended June 30, 2004 to the six month ended June 30, 2005.

Cost of Revenues-Cost of revenues decreased $6.2 million, or 16%, to $32.4 million for the six months ended June 30, 2005 from $38.6 million for the six months ended June 30, 2004. The decrease in the cost of revenues resulted primarily from a 34% decrease in the overall cost of corn. The decrease in the cost of corn was caused by an approximately 30% decrease in the market price of corn per bushel from the six months ended June 30, 2004 to the six months ended June 30, 2005 and a difference in risk management relative to the market price of corn. The decrease in the cost of corn was offset by a 10% increase in energy costs, mainly attributable to a greater reliance on natural gas than steam in the production process.

During the six months ended June 30, 2004, Northern Lights’ risk management strategy led to a $2.1 million increase in the cost of corn and cost of revenues. For the first quarter ended March 31, 2004, risk management strategy led to a $2.2 million gain from forward and hedging contracts, which decreased the cost of corn and cost of revenues.  In the early part of the first quarter of 2004, in anticipation of extreme price volatility in the corn market, management protected against potential price increases through the use of forward and hedging contracts. As the market price of corn increased during the first three months of 2004, these contracts protected Northern Lights against this price increase and led to the $2.2 million gain. In contrast, as discussed above, risk management strategy had the reverse effect for the quarter ended June 30, 2004, resulting in a $4.2 million loss from the use of forward and hedge contracts.

For the six months ended June 30, 2005, there was no material adverse effect on cost of revenues from risk management strategy. Due to the record carryout of corn into 2005 and the overall stable conditions in the commodities markets, the need to protect against an increase in the price of corn was less necessary. As a result, there was considerably less exposure in 2005 to market risk and potential for losses from such strategy.  Accordingly, for the six months ended June 30, 2005, risk management caused a $355,000 loss from the use of forward and hedge contracts and a corresponding increase in the cost of corn and cost of revenues.

Energy costs increased 10% from the six months ended June 30, 2004 to the six months ended June 30, 2005. Energy costs increased for two primary reasons:  First, the cost of natural gas per unit increased 15% from the six months ended June 30, 2004 to the six months ended June 30, 2005.  Second, the use of steam from the Big Stone Plant declined substantially during the first six months of 2005, specifically in the second quarter when the Big Stone Plant was offline for eight weeks for general maintenance work. This resulted in a greater reliance on more costly natural gas in the production process.

General and Administrative Expenses-General and administrative expenses increased $432,000, or 34%, to $1,712,000 for the six months ended June 30, 2005 from $1,280,000 for the six months ended June 30, 2004.  The increase in general and administrative expenses was primarily the result of increased management incentive fees and employee profit-sharing costs during the year, which are both based on an increase in profitability of Northern Lights.

Interest Expense-Interest expense decreased $48,000, or 6%, to $707,000 for the six months ended June 30, 2005 from $755,000 for the six months ended June 30, 2004.  The decrease in interest expense was due to a $2.5 million reduction in outstanding debt from June 30, 2004 to June 30, 2005.

Net Income- Net income increased $4.4 million to $5.9 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004.  This change was caused primarily by, as discussed above, a decrease in the cost of revenues offset by a decrease in incentive revenue.

Liquidity and Capital Resources

The following table shows the cash flows between the six months ended June 30, 2005 and the six months ended June 30, 2004:

	Six Months Ended June 30,
	2005	2004
	$	$
Net cash from operating activities	9,125,134	767,073
Net cash (used for) investing activities	(436,899)	(864,244)
Net cash (used for) financing activities	(4,353,527)	(2,737,149)

Cash Flow From Operating Activities-Operating activities generated $9.12 million for the six months ended June 30, 2005, compared to $770,000 for the six months ended June 30, 2004. The increase of approximately $8.35 million in net cash flow provided from operating activities was due to, in addition to an increase in net income between periods, a decrease in cash used in accounts receivable.  The change in accounts receivable was primarily due to a change in the market value of ethanol, as the value of ethanol declined during the first six months of 2005 but steadily increased during the first six months of 2004.

Cash Flow From Investing Activities-Net cash flow used for investing activities decreased $427,000 between periods due to a refund of $200,570 from the State of South Dakota Department of Revenue for sales, use and contractors’ excise taxes paid on the construction of the plant.  This was the final tax refund on the construction project.  The use of cash for investing activities in the first six months of 2005 was further reduced by a $108,000 change in construction payable from December 31, 2004 to June 30, 2005.  Changes in the accounts payable of capitalized assets are recorded as investing activities rather than as operating activities (as are all the other accounts payable).  Capital improvement projects during the six months ended June 30, 2005 consisted of general improvements to grain systems, ethanol load-out systems, buildings and rail expansion.

Cash Flow From Financing Activities-Net cash used for financing activities increased $1.6 million between periods, due principally to an additional $3.1 million in distributions paid to members in the first six months of 2005 compared to the first six months of 2004. The $3.1 million increase in distributions paid to members was offset by a decrease in payments made on the long-term fixed and variable-rate notes. Part of the decrease in payments on the long-term notes was due to the termination of the excess cash flow payment on the fixed rate note in connection with a refinancing of existing debt between Northern Lights and US Bank on March 30, 2005. As a result of the refinancing, no excess cash flow payments were made during the first six months of 2005, compared to $335,664 in payments made during the first six months of 2004. The decrease in payments on the long-term notes was also caused by the refinancing, as the principal payments on the fixed rate note and the variable rate-revolving note, which would have been normally due on March 31, 2005, were suspended and no principal payments were made on these two notes during the first quarter of 2005.  Principal payments subsequently commenced on June 30, 2005.

Indebtedness

US Bank National Association of Sioux Falls, South Dakota, is Northern Lights’ primary lender.  Prior to entering into a refinancing agreement with US Bank on March 30, 2005, Northern Lights had four loans outstanding with US Bank: a $15 million fixed rate note, an $11.1 million variable-rate non-revolving note, a $5 million variable-rate, revolving note, and a $1.2 million note.  The fixed and variable notes were obtained under a Loan Agreement dated July 11, 2001 and amendments dated January 1, 2003.  The $1.2 million note was obtained separately on May 1, 2003.

On March 30, 2005, Northern Lights and US Bank entered into an amended Loan Agreement. The primary purpose of the amended agreement was to refinance existing debt and to finance a planned rail expansion project at the plant. Under the amended agreement, there are now five loans and notes with US Bank: a $15.8 million fixed rate note; a $3.9 million variable-rate, non-revolving note; a $5 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and a $1.2 million note. The $15.8 million note and $3.9 million note retired the debt outstanding on the original $15.0 million and $11.1 million notes and loans. The $5 million variable-rate, revolving note and $1.2 million promissory note remain in place but under slightly different terms. All of the notes under the refinancing are secured by Northern Lights’ tangible and intangible property, equipment, leasehold interest, easement rights, contracts, and improvements.

The $15.8 million fixed rate note bears an interest rate at 6.38%, compared to the now retired $15.0 million note that bore a fixed rate of 6.95%. The note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, with a balloon payment due on maturity at March 31, 2012. This payment is slightly more than the quarterly payments of $521,000 on the retired $15.0 million note. Unlike the $15.0 million note, excess cash flow payments are no longer required. The first payment on the $15.8 million note was made on June 30, 2005.  The principal balance outstanding was $15,520,110 as of June 30, 2005.

The $3.9 million variable rate, non-revolving note bears an interest rate at US Bank’s prime rate (currently 6.25%). This note requires quarterly payments of interest and amortized principal on $153,000 on the basis of a ten-year term. The first payment was made on June 30, 2005. Like the fixed rate note, the maturity on the $3.9 million note is March 31, 2012. The principal balance outstanding was $3,861,379 as of June 30, 2005.

The $5 million variable-rate, revolving note bears interest at US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly, compared to a rate of 1.00% over US Bank’s prime rate prior to refinancing.  This note requires quarterly interest-only payments on any amount outstanding and is subject to a new maturity of March 31, 2012. The note permits Northern Lights to re-borrow the difference between the unpaid principal balance outstanding amount on the note and $5 million. The principal balance outstanding on this note was $0 and $207,560 as of June 30, 2005 and June 30, 2004, respectively.

Principal payments of $147,334 were made on the $1.2 million fixed-rate note for the six months ended June 30, 2005, compared to $139,099 in principal payments for the six months ended June 30, 2004.  The principal balance outstanding on this note was $635,875 as of June 30, 2005. Under the refinancing, the $1.2 million note now bears a fixed rate of interest of 4.7%, compared to 5.7% prior to the refinancing. The note matures on April 30, 2007.

As part of the refinancing, Northern Lights obtained a new $3.0 million variable rate, revolving note. This note requires quarterly interest payments when the loan is drawn down. The note matures on March 31, 2008 and bears an interest rate equal to US Bank’s prime rate. It carries an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be used until the existing $5 million variable rate, revolving note is fully drawn. The maximum available credit is $3,000,000.  As of June 30, 2005, the principal balance outstanding was $0.00.

Management anticipates that the plant will continue to operate at or above name-plate capacity for the next twelve months. Management also expects in the next twelve months to have sufficient cash flow from operations and its variable rate, revolving debt to cover operating and administrative costs, capital expenditures (other than rail expansion) and debt service obligations.

In addition to Northern Lights’ long-term debt, the following table provides information regarding the consolidated contractual obligations of Northern Growers as of June 30, 2005:

Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations (1)	$26,142,044	3,139,820	5,877,170	5,411,267	11,713,787
Capital Lease Obligations	$0	0	0	0	0
Operating Lease Obligations	$385,915	2,460	5,040	5,040	373,375
Unconditional Purchase Obligations	$3,791,120	706,730	1,334,160	1,334,160	416,070
Total Contractual Cash Obligations	$30,319,079	$3,849,010	$7,216,370	$6,750,467	$12,503,232

(1)                      Includes all principal and interest payments to be made by Northern Lights on existing debt as of June 30, 2005. Interest payments are based on the following rates of interest as of June 30, 2005: i) 6.38% on the $15.8 million fixed rate note;  ii) 6.25% on the $3.9 million variable rate note; and iii) 4.7% on the $1.2 million fixed rate note. The $5.0 million and $3.0 million variable rate notes’ principal balance was zero as of June 30, 2005; therefore, the above amount includes an unused commitment fee of 0.375% on the $5.0 million and $3.0 million notes.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following pronouncement:  Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Management has reviewed this pronouncement and determined that implementation of it on December 15, 2005 will not have a material effect on the consolidated financial statements.

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

Accounting for Derivative Instruments and Hedging Activities

Northern Lights enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  Northern Lights does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2005 and December 31, 2004 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Commodity Price Risk

Northern Lights produces ethanol and its co-product, distiller’s grains, from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Northern Lights also uses natural gas in the production process and, as such, is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal

(November 14th – March 31st) seasons.

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

A sensitivity analysis has been prepared to estimate Northern Lights’ exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contract position and open futures and option positions for corn and natural gas as of June 30, 2005 and June 30, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2005	$5,130,376	$513,038
June 30, 2004	$19,846,939	$1,984,694

Interest Rate Risk

Northern Lights’ interest rate risk exposure pertains primarily to its variable rate, long-term debt. Specifically, Northern Lights has $3,861,379 in variable rate, long-term debt as of June 30, 2005.  The interest rate on the variable rate, long-term debt was 6.25% as of June 30, 2005. Northern Lights manages its interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  Northern Lights has $16,155,985 outstanding in fixed rate, long-term debt as of June 30, 2005, of which $15,520,110 was subject to an interest rate of 6.38% and $635,875 was subject to an interest rate of 4.70%.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Northern Growers’ chief executive officer and chief financial officer and management, after evaluating the effectiveness of Northern Growers’ “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, have concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in Northern Growers’ or Northern Lights’ internal controls over financial reporting that occurred during the second fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 20, 2005, Northern Growers held its 2005 annual meeting of members in Milbank, South Dakota, at which time the following members were elected to the board of managers to fill five open seats: Robert Wittnebel, Wendell Falk, Mark Lounsbery, Robert Narem, and Bill Whipple. The nominees and voting results of the annual meeting were as follows:

Board of Manager Nominees	District One or Two	Vote For
Robert Wittnebel	Two	Unanimous
Wendell Falk	One	46
Mark Lounsbery	One	69
Robert Narem	One	71
Bill Whipple	One	74
Jerald Zubke	One	33

Following the annual meeting and election, the board of managers for Northern Growers, LLC consists of the following persons and their respective term of office:

Current Board of Managers	Term Expires	District One or Two
Ronald Anderson	2006	One
Glenn Berdan	2006	Two
Wendell Falk	2008	One
Dennis Flemming	2007	One
Lars Herseth	2006	One
Mark Lounsbery	2008	One
Robert Metz	2007	One
Robert Narem	2008	One
Jeff Olson	2007	Two
Ronald Olson	2007	One
Delton Strasser	2006	One
Steve Street	2007	One
Bill Whipple	2008	One
Robert Wittnebel	2008	Two

Item 5.  Other Information.

On June 20, 2005, our Board of Managers approved a four-for-one (4-for-1) capital unit split effective for September 1, 2005. Under the terms of the Class A capital units’ split, members of record as of September 1, 2005 will receive four capital units for each one capital unit held. A notice of the Class A capital units’ split will be mailed to current and expected members of record on or before September 1, 2005.

In addition, on August 9, 2005, Northern Lights’ board of managers elected to release us and our members from the obligation to deliver corn to the ethanol plant, effective January 1, 2006. As a result, our members will no longer be required to deliver corn to the ethanol plant starting on January 1, 2006.  Persons wishing to become new members will also no longer be required to sign a corn delivery agreement as a condition to their membership in Northern Growers. Members who wish to deliver corn to the ethanol plant after January 1, 2006 may continue to deliver but are under no obligation to do so. Delivery after January 1, 2006 will be made under different delivery and contractual terms and arrangements, including the elimination of freight allowances.

Item 6.  Exhibits.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: August 15, 2005
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