Form 10-Q
period 2005-09-30
NORTHERN GROWERS LLC
filed 2005-11-14
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 1, 2005, the issuer had 25,314,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004*

ASSETS

CURRENT ASSETS
Cash	$5,861,744	$3,500,317
Accounts receivable
Trade related party	4,475,584	3,675,195
Trade	420,744	541,646
Other	173,056	877,357
Inventory	2,464,130	4,639,561
Prepaid expenses	110,997	344,702
Investment in commodity contracts	117,487	110,951

Total current assets	13,623,742	13,689,729

PROPERTY AND EQUIPMENT
Land improvements	3,970,615	4,003,657
Equipment	35,099,000	34,905,067
Buildings	8,149,571	8,125,978
Construction in progress	765,675	—
	47,984,861	47,034,702
Less accumulated depreciation	(8,118,997)	(6,148,738)

Net property and equipment	39,865,864	40,885,964

OTHER ASSETS
Financing costs	25,679	102,814

Total other assets	25,679	102,814

	$53,515,285	$54,678,507

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,527,387	$1,200,112
Accounts payable - corn	819,167	3,044,095
Accounts payable - related party	339,309	378,631
Accounts payable - construction - related party	—	108,121
Other accrued liabilities	521,198	402,891
Corn contract liability	584,609	—
Accrued interest	4,459	7,440
Distribution payable - Northern Growers	2,469,064	3,778,051
Distribution payable - minority member	730,880	1,142,000
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	1,913,288	3,063,342

Total current liabilities	8,914,361	13,129,683

LONG-TERM NOTES PAYABLE	17,709,208	16,387,498

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	6,104,158	5,715,325

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 25,314,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	8,065,658	6,724,101

Total members’ equity	20,787,558	19,446,001

	$53,515,285	$54,678,507

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Sales related party	$17,763,603	$17,904,104	$51,817,045	$51,261,770
Sales	4,178,049	4,040,907	12,291,959	12,429,473
Incentive	232,443	351,894	480,843	1,272,240
Total revenues	22,174,095	22,296,905	64,589,847	64,963,483

COST OF REVENUES	15,852,192	19,969,224	48,267,405	58,616,084

GROSS PROFIT	6,321,903	2,327,681	16,322,442	6,347,399

EXPENSES
General and administrative	962,135	657,864	2,674,404	1,937,661
Total operating expenses	962,135	657,864	2,674,404	1,937,661

INCOME FROM OPERATIONS	5,359,768	1,669,817	13,648,038	4,409,738

OTHER INCOME (EXPENSES)
Interest income	17,048	1,595	49,369	5,687
Interest expense	(358,699)	(376,559)	(1,066,604)	(1,132,037)
Other	18,617	13,040	99,569	35,862
Total other income (expenses)	(323,034)	(361,924)	(917,666)	(1,090,488)

INCOME BEFORE MINORITY INTEREST	5,036,734	1,307,893	12,730,372	3,319,250

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(1,161,824)	(305,533)	(2,946,913)	(790,550)

NET INCOME	$3,874,910	$1,002,360	$9,783,459	$2,528,700

BASIC AND DILUTED EARNINGS PER UNIT	$0.15	$0.04	$0.39	$0.10

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	25,314,000	25,314,000	25,314,000	25,314,000

DISTRIBUTIONS PER UNIT DECLARED	$0.10	$—	$0.33	$—

DISTRIBUTIONS PER UNIT PAID	$0.24	$—	$0.39	$0.05

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$9,783,459	$2,528,700
Changes to net income not affecting cash
Depreciation	1,970,258	1,877,778
Amortization of loan fees	77,137	77,137
Minority interest in subsidiary’s earnings	2,946,913	790,550
Decrease (increase) in current assets
Accounts receivable	24,814	(1,882,408)
Inventory	2,175,431	1,680,580
Prepaid expenses	233,706	(73,426)
Investment in commodity contracts	(6,536)	(26,405)
Increase (decrease) in current liabilities
Accounts payable	(1,936,975)	(2,635,706)
Accrued liabilities	118,306	(75,913)
Corn contract liability	584,609	—
Accrued interest	(2,981)	(1,860)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,968,141	2,259,027

INVESTING ACTIVITIES
Purchase of property and equipment	(1,258,851)	(1,321,510)
Tax refund on construction	200,570	57,723

NET CASH (USED FOR) INVESTING ACTIVITIES	(1,058,281)	(1,263,787)

FINANCING ACTIVITIES
Long-term notes payable issued	1,032,369	—
Principal paid on long-term notes payable	(860,712)	(2,383,241)
Distributions paid - Northern Growers	(9,750,890)	(1,343,224)
Distributions paid - minority member	(2,969,200)	(456,800)
Checks in excess of bank balances	—	324,948

NET CASH (USED FOR) FINANCING ACTIVITIES	(12,548,433)	(3,858,317)

NET (DECREASE) INCREASE IN CASH	2,361,427	(2,863,077)

CASH AT BEGINNING OF PERIOD	3,500,317	2,865,310

CASH AT END OF PERIOD	$5,861,744	$2,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$992,450	$1,056,762

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions payable	$3,199,944	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

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

SEPTEMBER 30, 2005 AND 2004

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

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, insurance expense and professional fees (legal and audit).

NOTE 3 -                     INVENTORY

Inventory consisted of the following:

	September 30, 2005	December 31, 2004*
	(Unaudited)

Finished goods	$1,132,233	$2,112,405
Raw materials	258,391	1,500,457
Work-in-process	293,527	399,049
Spare parts inventory	779,979	627,650

	$2,464,130	$4,639,561

* Derived from audited financial statements

NOTE 4 -                     LONG-TERM NOTES PAYABLE

Long-term notes payable with US Bank consisted of the following:

	September 30, 2005	December 31, 2004*
	(Unaudited)

Variable-rate, non-revolving loan	$—	$8,711,196
Variable-rate, revolving loans	—	—
Fixed-rate loan	—	9,956,435
Refinanced variable-rate, non-revolving loan	3,826,948	—
Refinanced fixed-rate loan	15,235,657	—
Promissory note	559,891	783,209

	19,622,496	19,450,840
Less current portion	(1,913,288)	(3,063,342)

	$17,709,208	$16,387,498

* Derived from audited financial statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Prior to entering into a refinancing agreement on March 30, 2005, the financing arrangements with US Bank included terms whereby Northern Lights was required to make additional principal payments equal to 15% of Northern Lights’ excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance. In conjunction with Northern Lights’ distributions on February 10, 2004, additional excess cash flow payments of $335,664 were made on the fixed-rate loan.

On March 30, 2005, Northern Lights and US Bank entered into an amended loan agreement.  The purpose of the agreement was to refinance existing debt and to finance a planned rail expansion project.  Effective March 30, 2005, there are five loans and notes with US Bank:  a $15.8 million fixed-rate loan; a $3.9 million variable-rate, non-revolving loan; a $5 million variable-rate, revolving loan; a $3.0 million variable-rate, revolving loan; and a $1.2 million promissory note.  As part of the refinancing, the $15 million fixed-rate loan and the $11.1 million variable-rate, non-revolving loan were retired and an additional $1,032,369 was borrowed for the rail expansion project and included in the refinancing.  The terms and conditions of the loan agreement dated March 30, 2005 remain the same as the original loan agreement except as noted below.

The $15 million fixed-rate loan bears an interest rate of 6.38%.  This loan requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment was due on June 30, 2005, and is subject to maturity on March 31, 2012. The $3.9 million variable-rate, non-revolving loan bears interest at US Bank’s prime rate, or 6.75% at September 30, 2005. This loan requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being due and made on June 30, 2005.  Like the fixed-rate loan, the loan matures on March 31, 2012. The $5 million variable-rate, revolving note bears interest at US Bank’s prime rate, and carries an unused commitment fee of 3/8% assessed quarterly in arrears.  This note requires quarterly interest-only payments, and is now due on March 31, 2012. The $1.2 million promissory note for the thermal oxidizers now bears interest at a fixed rate of 4.7%, with quarterly payments due until maturity on April 30, 2007.

A new note of the refinancing is a $3.0 million variable-rate, revolving note. This note requires quarterly interest when drawn. The note is tied to the borrowing base and cannot be used until the existing $5 million revolver is fully drawn.  This note bears interest at US Bank’s prime rate and carries an unused commitment fee of 3/8% assessed quarterly in arrears.

Certain covenants under the amended Loan Agreement have changed. Minimum working capital is increased to $4 million from $2 million, excess cash flow payment is eliminated; and the fixed charge coverage ratio requirement is altered.

Minimum principal payments for each of the next five years are as follows:

Twelve Months Ending September 30,	Amount

2006	$1,913,288
2007	1,918,333
2008	1,759,265
2009	1,848,737
2010	1,944,054

The availability under the variable-rate revolving loans was $8,000,000 at September 30, 2005 and $5,000,000 at December 31, 2004.

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

NOTE 5 -                     COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company or Northern Lights has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. The following are items of significance that have been updated through September 30, 2005.

Northern Lights receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $46,749, $1,064,644 and $7,500,000 has been earned for the USDA program years ended September 30, 2005, 2004 and 2003, respectively. Incentive revenue of $25,440 and $855,573 was recorded for the nine months ended September 30, 2005 and 2004, respectively, for this program.

Northern Lights also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $166,667, $705,404 and $666,667 has been earned for the South Dakota program years ended June 30, 2006, 2005 and 2004, respectively. Incentive revenue of $455,403 and $416,667 was recorded for the nine months ended September 30, 2005 and 2004, respectively, for this program.

Management Agreement – On April 20, 2005, Northern Lights renewed its agreement with Broin Management, LLC for the management and operation of the ethanol plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005, the effective date of the new agreement. The term of the new management agreement continues through June 30, 2010.  In exchange for these services, Broin Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus of 5% of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant.  See Note 8, Subsequent Events, concerning an amendment to the Management Agreement signed October 25, 2005.

There were no other changes to other agreements during this period. Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
12 Months ending	Lease	Management	Purchase
September 30,	Agreements	Agreements	Agreements	Total

2006	$2,490	$477,755	$217,080	$697,325
2007	2,520	450,000	$217,080	669,600
2008	2,520	450,000	$217,080	669,600
2009	2,520	450,000	$217,080	669,600
2010	2,520	337,500	$217,080	557,100
2011-2100	372,745	—	361,800	734,545

	$385,315	$2,165,255	$1,447,200	$3,997,770

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

During April 2005, Northern Lights started site work on the planned rail expansion project, estimated at a cost of $1.1 million and financed by US Bank (as discussed above in Note 4). The project consists of adding an additional track line to improve the transportation of ethanol and related product by railcar.  The rail expansion project was 70% complete at September 30, 2005 and is noted on the balance sheet as construction in progress.

Legal Proceedings – Northern Lights is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Corn Delivery – On August 9, 2005, the Northern Lights’ Board of Managers agreed to release all of the Company’s members from delivering corn to the ethanol plant effective January 1, 2006.  Prior to January 1, 2006, the Company’s members were obligated to deliver corn to the ethanol plant unless Northern Lights released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, the Company’s members will no longer be obligated to deliver corn to Northern Lights. Northern Lights will instead obtain its corn for the production process through purchases from local corn producers and the open market.  In addition, the Northern Lights Board of Managers agreed to honor all member forward contracts for 2006 delivery if the contract is written by September 15, 2005.

NOTE 6 -                     DISTRIBUTIONS

During January 2005, the Northern Lights Board of Managers approved a $5,000,000 distribution, which it paid on February 1, 2005. The Company received approximately $3,858,000 and the minority member received approximately $1,142,000. In conjunction with this cash distribution, on February 7, 2005, the Company paid a distribution of approximately $3,778,000 to its members of record as of December 31, 2004. The above distributions are recorded as a liability as of December 31, 2004.

During July 2005, the Northern Lights Board of Managers approved an $8,000,000 distribution, which it paid on July 28, 2005. The Company received $6,172,800 and the minority member received $1,827,200. In conjunction with this cash distribution, on July 29, 2005, the Company paid a distribution of approximately $5,972,800 to its members of record as of April 30, 2005. The above distributions were recorded as a liability as of June 30, 2005.

During October 2005, the Northern Lights Board of Managers approved a $3,200,000 distribution, which it paid on October 28, 2005. The Company received $2,469,120 and the minority member received $730,880. In conjunction with this cash distribution, on October 31, 2005 the Company paid a distribution of $2,469,064 to its members of record as of August 31, 2005. The above distributions are recorded as a liability as of September 30, 2005.

NOTE 7 -                     CAPITAL UNITS

On June 20, 2005, the Board of Managers of the Company approved a four-for-one (4-for-1) capital unit split of the Company’s Class A capital units, effective for September 1, 2005. Under the terms of the Class A capital units’ split, members of record as of September 1, 2005 received four capital units for each one capital unit held in the Company.  Prior period financial statements have been restated to reflect the capital unit split.

NOTE 8 -                     SUBSEQUENT EVENTS

On October 25, 2005, Northern Lights entered into a Technology and Patent Rights License Agreement with Broin and Associates, Inc. Under this agreement, Broin and Associates, granted Northern Lights a non-exclusive license to use certain technology and patents owned, developed, or obtained by Broin and Associates relating to the ethanol and related product production processes. Northern Lights is required to pay an initial and annual

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

licensing fee for the right to use such technology and patents. The term of this agreement continues until June 30, 2015, the date of expiration of the Management Agreement between Northern Lights and Broin Management, LLC.

As an addendum to Technology and Patents Rights License Agreement, Northern Lights and Broin and Associates entered into a Raw Starch Technology and Patent Rights Addendum. Under this addendum, Broin and Associates granted Northern Lights a non-exclusive license to use certain raw starch technology developed by Broin and Associates. To incorporate this raw starch technology, which is anticipated to reduce energy costs and improve Northern Lights’ plant performance, Northern Lights agreed to pay Broin and Associates an initial new technology fee.

As a precondition to entering the Technology and Patent Rights License Agreement and Raw Starch Technology and Patent Rights Addendum, Northern Lights entered into an amended Management Agreement with Broin Management, LLC on October 25, 2005. Broin Management manages the day-to-day operations of Northern Lights.  The amendment extends the term of the Management Agreement between Northern Lights and Broin Management from June 30, 2010 to June 30, 2015, but all other material terms under the Management Agreement dated April 20, 2005 remain unchanged.

Finally, Northern Lights entered into a Design/Build Agreement with Broin and Associates on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity of Northern Lights’ plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant prior to the incorporation of the raw starch technology. The estimated cost of construction and improvements for both projects is $38.3 million.

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

•                  While Northern Lights recently entered into a new license agreement with Broin and Associates, Inc., which includes the incorporation of a new raw starch technology, also called Project BPX, there are no assurances that the new technology will improve plant performance or operations.

•                  Northern Lights is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant, and upon Broin-related entities to purchase and market the ethanol and distiller’s grains produced at the plant, and for risk management services.  If any of these entities cease providing services to Northern Lights, the plant’s operations will be adversely effected.

Northern Growers’ Profile

Northern Growers, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages a 77.16% interest in Northern Lights Ethanol, LLC (“Northern Lights”), an ethanol plant located near Big Stone City, South Dakota. Broin Investments I, LLC owns the remaining minority interest. We have 652 members. While our current business solely involves owning and managing our interest in, and supplying corn to, Northern Lights, we are currently studying the feasibility of entering the wind-generation business.

Overview

Northern Lights is engaged in the production of fuel-grade ethanol and distiller’s grains near Big Stone City, South Dakota.  Corn is supplied to Northern Lights’ plant from our members who are primarily local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is produced and then sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that Northern Lights receives from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products receives from the sale to its customers. Distiller’s grains are sold through Dakota Gold Marketing, which markets and sells the product to local, regional and national livestock feeders.

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

Northern Lights’ earnings for the third quarter of 2005 continued to improve from the first quarter of 2005 and showed significant improvement from the third quarter of 2004. Earnings improved through the third quarter of 2005 due to favorable ethanol prices and strong sales, in addition to low and stable corn costs.  Since hitting a low point in the beginning of the second quarter of 2005, the price of ethanol increased gradually toward the end of the second quarter and increased substantially in the third quarter.  The excess supply of ethanol produced nationwide earlier in the year was undone by an unexpected increase in demand. This demand was caused by a lower price of ethanol relative to the price of unleaded gasoline, which made blending ethanol more profitable for oil companies. Corn costs for the third quarter of 2005 remained low and stable due to favorable market conditions. In contrast, corn costs for the third quarter of 2004 were higher and more volatile, which largely contributed to earnings being approximately $2.9 million lower for the third quarter of 2004 than the third quarter of 2005.

The outlook through the first quarter of 2006 is favorable, although certain conditions could alter this view. Corn costs are expected to remain low and stable due to an expected favorable fall harvest and carryout into 2006. The price of ethanol is also expected to remain favorable. However, with approximately 350 million new gallons of ethanol expected to enter the market in 2005 and another 900 million gallons expected to enter the market in 2006, the favorable price trend could change.  Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur. If ethanol prices start to decline, Northern Lights’ earnings will decline in the process, especially if corn costs fail to remain low and stable. The new federal energy bill signed into law on August 8, 2005, while it is anticipated to have a positive impact on the supply situation, it is uncertain as to when its impact will begin.

Finally, while changes planned to Northern Lights’ operations are expected to be advantageous in the long term, such changes could adversely impact Northern Lights when being implemented. On October 25, 2005, Northern Lights initiated the process of incorporating new technology, also known as BPX or Project BPX, into the production process by signing a new license agreement and addendum with Broin and Associates, Inc.  Under these agreements, certain raw starch technology developed by Broin and Associates, which is anticipated to reduce energy costs and enhance plant performance, will be incorporated into the production process. Before this technology is incorporated, though, certain construction and improvements will be made to the plant, all of which will begin this fall with a scheduled completion date for next summer. During the construction and start-up phase of Project BPX, production and sales are expected to slow slightly as temporary plant shut downs occur.  Following the completion of this phase, Northern Lights will begin a second construction phase to expand production at the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually.  Construction of the expansion phase is expected to be completed by the summer of 2007.

Results of Operations

Comparison of the three months ended September 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	17,763,603	80%	17,904,104	80%
Distiller’s Grains	4,178,049	19%	4,040,907	18%
Incentive	232,443	1%	351,894	2%
Total	22,174,095	100%	22,296,905	100%

Cost of Revenues	15,852,192	71%	19,969,224	90%

General and Administrative Expenses	962,135	4%	657,864	3%

Other Operating Income (Expense)	(323,034)	(1)%	(361,924)	(2)%

Minority Interest in Subsidiary	(1,161,824)	(5)%	(305,533)	(1)%
Net Income	$3,874,910	17%	1,002,360	4%

Revenues- Total revenue decreased $100,000, or 1%, to $22.2 million for the three months ended September 30, 2005 from $22.3 million for the three months ended September 30, 2004.

Revenue from the sale of ethanol decreased 1% from the three months ended September 30, 2004 to the three months ended September 30, 2005.  The decrease was due to a 4% decrease in sales volume, offset by a 4% increase in the average price per gallon.  The 4% decrease in sales volume coincided with a 3% decrease in production between quarters.  While the price of ethanol is expected to remain favorable in the foreseeable future, assuming new gallons of ethanol entering the market continue to be met with new demand, ethanol sales volume and revenues are expected to decrease slightly in the next six to nine months due to a decrease in production. Production is expected to slow during the construction and start-up phase of Project BPX, as temporary plant shut downs are likely to be necessary for implementation and testing purposes.

Revenue from the sale of distiller’s grains increased 4% from the three months ended September 30, 2004 to the three months ended September 30, 2005. The increase was due primarily to a 10% increase in sales volume, offset by a 6% decrease in the price of distiller’s grains. The decrease in price of distiller’s grains was largely due to a decrease in the price of corn and soybeans, which are the feed components of distiller’s grains’ principal competition, corn and soybean meal.  Prices are expected to remain low in the foreseeable future unless the price of corn and soybean meal increases.

Total incentive revenues from federal and state government incentive programs decreased from $352,000 for the three months ended September 30, 2004 to $232,000 for the three months ended September 30, 2005. Incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $120,000 to an $18,000 expense for the three months ended September 30, 2005 from a revenue of $102,000 for the three months ended September 30, 2004.  Incentive revenue for this program was an expense because money was owed under the program due to an overpayment from the program during the second quarter of 2005 and fluctuation in production between periods. In contrast, incentive revenue from the State of South Dakota remained constant for the three months ended September 30, 2005 and the three months ended September 30, 2004.

Cost of Revenues-Cost of revenues decreased 21% to $15.9 million for the three months ended September 30, 2005 from $20.0 million for the three months ended September 30, 2004.  The decrease was primarily due to a 40% decrease in the overall cost of corn, offset by a 14% increase in energy costs. The decrease in the cost of corn was caused by an approximately 24% decrease in the market price of corn per bushel and a difference in risk management relative to the price volatility of corn between quarters.  The increase in energy costs was primarily due to an increased use of natural gas versus steam in the production process, in addition to a 42% increase in the price of natural gas.

The difference in risk management strategies relative to the corn market between quarters resulted in a loss from forward and hedge contracts of $2.56 million for the three months ended September 30, 2004, compared to a gain of $125,000 for the three months ended September 30, 2005. Gains and losses that result from a change in value of forward and hedge contracts are recognized in cost of revenues as the changes occur.  In 2004, in anticipation of extreme price volatility and increases in the price of corn during the early spring and summer months, management relied heavily on the use of forward and hedge contracts for long-term price protection. The price of corn, however, did not increase as expected and actually decreased at the end of the second quarter and into the third quarter. This decrease adversely affected forward and hedge contract positions, which caused the $2.56 million loss and a corresponding increase to cost of corn and cost of revenues.  In contrast, the risk management strategy and the corn market for the three months ended September 30, 2005 was different than in 2004. In anticipation of a stable and low-priced corn market going into the spring and summer months, management relied less heavily on forward and hedge contracts to protect against the price of corn. This strategy, coupled with the price of corn remaining low and stable through September 30, 2005, caused no adverse effect on cost of corn and cost of revenues for the period. Accordingly, cost of corn was primarily related to the cash price, which was 24% lower than in the three months ended September 30, 2004.  Corn prices are expected to remain low and stable at least through the fourth quarter and into the first quarter of 2006 as current industry forecasts predict an ample corn crop and large carryout into 2006.

Energy costs increased 14% from the three months ended September 30, 2004 to the three months ended September 30, 2005 for two primary reasons. First, the cost of natural gas per unit increased 42% between quarters. The cost of natural gas increased because of a loss of production from an overly-active hurricane season and price increases in the crude oil and energy markets.  Second, the use and supply of steam from the adjacent Big Stone Plant declined 8% during the third quarter of 2005 because the Big Stone Plant was shut down temporarily for general maintenance work. This shut down resulted in an increased use of natural gas in the production process, effectively reducing the cost advantages associated with use of less costly steam supplied from the Big Stone Plant.

General and Administrative Expenses-General and administrative expenses increased $304,000, or 46%, to $962,000 for the three months ended September 30, 2005 from $658,000 for the three months ended September 30, 2004.  The increase in general and administrative expenses was primarily the result of increased management incentive fees and employee profit-sharing costs during the quarter, which are both based on an increase in profitability of Northern Lights.

Interest Expense-Interest expense changed insignificantly between quarters, decreasing just $18,000 from the three months ended September 30, 2004 to the three months ended September 30, 2005.

Net Income-Net income increased $2.9 million, or 287%, to $3.9 million for the three months ended September 30, 2005 from $1.0 million for the three months ended September 30, 2004.  This change was caused primarily by, as discussed above, a decrease in the cost of corn, offset by an increase in use and cost of natural gas.

Comparison of the nine months ended September 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30,
	2005		2004
	$	% of Revenue$	$	% of Revenue
Revenue:
Ethanol	51,817,045	80%	51,261,770	79%
Distiller’s Grains	12,291,959	19%	12,429,473	19%
Incentive	480,843	1%	1,272,240	2%
Total	64,589,847	100%	64,963,483	100%

Cost of Revenues	48,267,405	75%	58,616,084	90%

General and Administrative Expenses	2,674,404	4%	1,937,661	3%

Other Operating Income (Expense)	(917,666)	(1)%	(1,090,488)	(2)%

Minority Interest in Subsidiary	(2,946,913)	(5)%	(790,550)	(1)%
Net Income	$9,783,459	15%	$2,528,700	4%

Revenues-Revenue from the sale of ethanol increased just 1% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  The increase was due to a 1% increase in the average price of ethanol per gallon.

Revenue from the sale of distiller’s grains decreased nominally from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The decrease was due primarily to a 5% decrease in the price of distiller’s grains, offset by a 4% increase in sales volume.

The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $830,000, or 97%, to $25,000 for the nine months ended September 30, 2005 from $855,000 for the nine months ended September 30, 2004.  Minimal incentive revenue was earned under this program for the nine months ended September 30, 2005 because there was an insignificant increase in ethanol production from the nine months ended September 30, 2004, as payments under this program are based in part on a plant’s increase in production from the prior year’s corresponding periods.  Incentive revenue from the state of South Dakota decreased $38,000, or 9%, to $455,000 for the nine months ended September 30, 2005 from $417,000 for the nine months ended September 30, 2004.

Cost of Revenues-Cost of revenues decreased $10.3 million, or 18%, to $48.3 million for the nine months ended September 30, 2005 from $58.6 million for the nine months ended September 30, 2004. The decrease in the cost of revenues was primarily due to a 36% decrease in the overall cost of corn, offset by a 16% increase in energy costs.  The decrease in the cost of corn was caused by an approximately 28% decrease in the market price of corn per bushel and a difference in risk management strategy relative to the market price of corn between periods.

During the nine months ended September 30, 2004, Northern Lights’ risk management strategy and the corn market generated a $4.7 million loss from the use of forward and hedge contracts, which increased the cost of corn and cost of revenues. In the early part of the first quarter of 2004, in anticipation of extreme price volatility in the corn market, management protected against potential price increases through the heavy use of forward and hedging contracts. This strategy was advantageous during the first quarter of 2004 by generating a gain of $2.1 million from the use of these contracts, which decreased the cost of corn and cost of revenues for the first quarter. But when prices unexpectedly decreased during the second and third quarters of 2004, the forward and hedge contract positions were disadvantageous, ultimately resulting in a $4.7 million loss on these positions for the nine months ended September 30, 2004.  This loss was recognized as an increase in cost of revenues for the same period.

For the nine months ended September 30, 2005, however, there was no material adverse effect on cost of revenues from risk management and the corn market.  Due to the record carryout of corn into 2005 and the overall stable conditions in the commodities markets, the need to protect against an increase in the price of corn was less necessary. As a result, there was considerably less exposure in 2005 to market risk and potential for losses from such strategy.  Accordingly, for the nine months ended September 30, 2005, risk management generated a $229,000 loss from the use of forward and hedge contracts and a corresponding increase in the cost of revenues.

Energy costs increased 16% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 for two primary reasons.  First, the cost of natural gas per unit increased 26% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  Second, the use of steam from the Big Stone Plant declined substantially during the first nine months of 2005, particularly during the second quarter, when the Big Stone Plant was offline for eight weeks for general maintenance work. This resulted in a greater use of more costly natural gas in the production process.

General and Administrative Expenses-General and administrative expenses increased $730,000, or 38%, to $2.67 million for the nine months ended September 30, 2005 from $1.94 million for the nine months ended September 30, 2004.  The increase in general and administrative expenses was primarily the result of increased management incentive fees and employee profit-sharing costs during the year, which are both based on an increase in profitability of Northern Lights.

Interest Expense-Interest expense decreased $65,000, or 6%, to $1,067,000 for the nine months ended September 30, 2005 from $1,132,000 for the nine months ended September 30, 2004.  The decrease in interest expense was due to a $1.2 million reduction in outstanding debt from September 30, 2004 to September 30, 2005.

Net Income-Net income increased $7.3 million to $9.8 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004.  This change was caused primarily by, as discussed above, a decrease in the cost of corn, offset by an increase in the use and cost of natural gas.

Liquidity and Capital Resources

The following table shows the cash flows between the nine months ended September 30, 2005 and the nine months ended September 30, 2004:

	Nine Months Ended September 30,
	2005	2004
	$	$
Net cash from operating activities	15,968,141	2,259,027
Net cash (used for) investing activities	(1,058,281)	(1,263,787)
Net cash (used for) financing activities	(12,548,433)	(3,858,317)

Cash Flow From Operating Activities-Operating activities generated $16.0 million for the nine months ended September 30, 2005, compared to $2.3 million for the nine months ended September 30, 2004. The increase of approximately $13.7 million in net cash flow provided from operating activities was primarily due to the significant increase in net income between periods, plus a decrease in cash used in accounts receivable.

Cash Flow From Investing Activities-Net cash flow used for investing activities decreased $206,000 between periods due to a refund of $200,570 from the State of South Dakota Department of Revenue for sales, use and contractors’ excise taxes paid on the construction of the plant.  The refund was the final tax refund relating to construction on the plant.  Cash used for investing activities during the nine months ended September 30, 2005 consisted of general capital improvement projects to the grain and ethanol load-out systems, operations, buildings and rail expansion.

Cash Flow From Financing Activities-Net cash used for financing activities increased $8.6 million between periods, due primarily to an additional $10.9 million in distributions paid to our members and to the minority member. The $10.9 million increase in total distributions paid was offset by a decrease in payments made on the long-term fixed and variable-rate notes. The decrease in payments on the long-term notes was due in part to the termination of the excess cash flow payment on the fixed-rate note in connection with a refinancing of existing debt between Northern Lights and US Bank on March 30, 2005. As a result of the refinancing, no excess cash flow payments were made during the first nine months of 2005, compared to $335,664 in payments during the first nine months of 2004. The decrease in payments on the long-term notes was also caused by the March 30th refinancing, as the principal payments on the fixed rate and variable-rate, revolving notes, which would have been normally due on March 31, 2005, were suspended; therefore, no principal payments were made on these two notes during the first quarter of 2005.  Principal payments resumed on June 30, 2005.  Cash used for financing activities was further offset by an additional $1.03 million borrowed during the refinancing for purposes of rail expansion.

Northern Lights intends to finance with new debt, the construction and improvements relating to Project BPX, plant expansion, and general plant operations. The total sum of the debt financing sought for these projects is approximately $35.3 million. Northern Lights is currently negotiating with its existing lender, US Bank, to finance these projects. Since construction and improvements relating to Project BPX and plant operations will commence in the fall, all costs relating to these projects will be paid from cash flows until debt financing is obtained. The total cost of construction and improvements for these projects is estimated at $38.3 million. Management anticipates that Northern Lights will have sufficient cash flow in the future to cover the new debt service payments for these projects. In addition, while negotiations are underway with US Bank, it is anticipated that the distributions to members in the short-term future will be scaled back to meet certain expected bank loan covenants concerning Northern Lights’ equity position.

Indebtedness

US Bank National Association of Sioux Falls, South Dakota, is Northern Lights’ primary lender.  After amending our Loan Agreement with US Bank on March 30, 2005, which refinanced our existing debt and financed the expansion of the rail system around the plant, there are five loans and notes with US Bank: a $15.8 million fixed rate note; a $3.9 million variable-rate, non-revolving note; a $5 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and a $1.2 million note. The $15.8 million note and $3.9 million note retired the debt outstanding on the original $15.0 million and $11.1 million notes and loans. The $5 million variable-rate, revolving note and $1.2 million note are substantially the same notes in effect prior to the refinancing except for a few different terms. All of the notes under the refinancing are secured by Northern Lights’ tangible and intangible property, equipment, leasehold interest, easement rights, contracts, and improvements.

The $15.8 million fixed-rate note bears an interest rate at 6.38%, compared to the now retired $15.0 million note that bore a fixed rate of 6.95%. The note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, with a balloon payment due at maturity on March 31, 2012. This payment is slightly higher than the quarterly payments of $521,000 on the retired $15.0 million note. Unlike the $15.0 million note, excess cash flow payments are no longer required. Principal payments of $284,453 and $564,343 were made on the note for the three months and nine months ended September 30, 2005, respectively.  The principal balance outstanding was $15,235,657 as of September 30, 2005.

The $3.9 million variable-rate, non-revolving note bears an interest rate at US Bank’s prime rate (currently 6.75%). This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term. The first payment was made on September 30, 2005. Principal payments of $34,431 and $73,052 were made on the note for the three months and nine months ended September 30, 2005, respectively.  Like the fixed rate note, the maturity on this note is March 31, 2012. The principal balance outstanding was $3,826,948 as of September 30, 2005.

The $5 million variable-rate, revolving note bears interest at US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly, compared to a rate of 1.00% over US Bank’s prime rate prior to refinancing.  This note requires quarterly interest-only payments on any amount outstanding and is subject to a maturity of March 31, 2012. The note permits Northern Lights to re-borrow the difference between the unpaid principal balance outstanding amount on the note and $5 million. The principal balance outstanding on this note was $0 and $47,496 as of September 30, 2005 and September 30, 2004, respectively.

The $1.2 million fixed-rate note bears an interest rate at 4.7%, compared to 5.7% prior to the refinancing. The note matures on April 30, 2007. Principal payments of $75,983 and $223,317 were made on the $1.2 million fixed-rate note for the three and nine months ended September 30, 2005, respectively, compared to $70,916 and $210,015 in payments for the three and nine months ended September 30, 2004.  The principal balance outstanding on this note was $559,891 as of September 30, 2005.

The $3.0 million variable-rate, revolving note bears an interest rate equal to US Bank’s prime rate and matures on March 31, 2008. This note requires quarterly interest payments when the loan is drawn down. It also carries an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be used until the existing $5 million variable rate, revolving note is fully drawn. The maximum available credit is $3,000,000.  The principal balance outstanding was $0 as of September 30, 2005.

Management anticipates that the plant will continue to operate at or above name-plate capacity for the next twelve months. Management also expects in the next twelve months to have sufficient cash flow from operations and its variable rate, revolving debt to cover operating and administrative costs, debt service obligations, and planned capital expenditures other than the long-term costs associated with plant expansion and Project BPX.

In addition to Northern Lights’ long-term debt, the following table provides information regarding the consolidated contractual obligations of Northern Growers as of September 30, 2005:

Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations (1)	$25,520,985	3,156,071	5,801,028	5,430,119	11,133,767
Capital Lease Obligations	$0	0	0	0	0
Operating Lease Obligations	$385,315	2,490	5,040	5,040	372,745
Unconditional Purchase Obligations	$3,612,450	694,385	1,334,160	1,221,660	361,800
Total Contractual Cash Obligations	$29,518,755	3,853,396	7,140,228	6,656,819	11,868,312

(1)  Includes all principal and interest payments to be made by Northern Lights on existing debt as of September 30, 2005. Interest payments are based on the following rates of interest as of September 30, 2005: i) 6.38% on the $15.8 million fixed rate note;  ii) 6.75 % on the $3.9 million variable rate note; and iii) 4.7% on the $1.2 million fixed rate note. The $5.0 million and $3.0 million variable rate notes’ principal balance was $0.00 as of September 30, 2005; therefore, the above amount includes an unused commitment fee of 0.375% on the $5.0 million and $3.0 million notes.

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

Accounting for Derivative Instruments and Hedging Activities

Northern Lights enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  Northern Lights does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2005 and December 31, 2004 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

A sensitivity analysis has been prepared to estimate Northern Lights’ exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contract position and open futures and option positions for corn and natural gas as of September 30, 2005 and September 30, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2005	$3,306,509	$330,651
September 30, 2004	$9,613,156	$961,316

Interest Rate Risk

Northern Lights’ interest rate risk exposure pertains primarily to its variable rate, long-term debt. Specifically, Northern Lights has $3,826,948 in variable rate, long-term debt as of September 30, 2005.  The interest rate on the variable rate, long-term debt was 6.75% as of September 30, 2005. Northern Lights manages its interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  Northern Lights has $15,795,548 outstanding in fixed rate, long-term debt as of September 30, 2005, of which $15,235,657 was subject to an interest rate of 6.38% and $559,891 was subject to an interest rate of 4.70%.

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

Changes in Internal Controls

There have been no changes in Northern Growers’ or Northern Lights’ internal controls over financial reporting that occurred during the third fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Two significant changes occurred at Northern Growers’ membership level during the third quarter of 2005. First, Northern Growers approved a four-for-one (4-for-1) capital unit split, each member of record as of September 1, 2005 receiving four capital units for each one capital unit held. The primary purpose of the split was to make the purchase of capital units in Northern Growers more affordable to new investors.  In addition, Northern Lights released Northern Growers from its obligation to deliver corn to the plant starting on January 1, 2006. As a result, Northern Growers’ members will no longer be required to deliver corn to the plant starting on January 1, 2006. Instead, the plant will purchase corn solely from the open market.

 Item 6.  Exhibits.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: November 14, 2005	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q

OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization(1)
3.1	Articles of Organization(2)
3.2	Operating Agreement, as adopted on April 1, 2003(3)
3.3	Amendment and Addendum to Operating Agreement dated July 16, 2003 (4)
3.4	Articles of Amendment to Articles of Organization(3)
4.1	Form of Class A Unit Certificate(5)
10.1	Technology and Patent Rights License Agreement dated October 25, 2005 (6)
10.2	Amendment to the Management Agreement dated October 25, 2005
10.3	Design-Build Agreement with Broin and Associates, Inc. dated October 25, 2005
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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

(6) Certain information in this exhibit has been omitted and is being filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.