Form 10-K
period 2005-12-31
NORTHERN GROWERS LLC
filed 2006-03-17
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-K

Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Class A Capital Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2005 was approximately $32,793,750. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of the date of this filing, there were 25,314,000 Class A capital units of the registrant outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2005 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by Northern Growers, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements include:

•                                            Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•                                            Damage to or loss of the plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•                                            An increase in environmental regulation and scrutiny from federal and state governments;

•                                            The loss of any license or permit, the inability to renew such license or permit, or the inability to obtain approval of an amendment to such license or permit for new technology and the plant’s expansion;

•                                            An oversupply of ethanol in the market due to an increase in production of ethanol from new and expanding plants, but which is not met with a corresponding increase in demand;

•                                            The ability to retain Broin Management, LLC and affiliated companies— Broin and Associates, Inc., Ethanol  Products, LLC, and Broin Enterprises, Inc. d/b/a Dakota Gold Marketing—as its plant manager, licensor and design-builder, and marketers of ethanol and distillers grains;

•                                            Changes in the weather or general economic conditions impacting the availability and price of commodities, particularly corn and natural gas;

•                                            The availability and cost of raw materials for the production process, particularly for corn, natural gas, steam, and water;

•                                            The results of risk management or hedging strategies;

•                                            Changes in business strategy, capital improvements or development plans;

•                                            The availability of additional capital to support capital improvements and development; and

•                                            Other factors discussed below under the item entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.    Business.

Overview

Northern Growers, LLC (“Northern Growers”) is a South Dakota limited liability company that owns and manages a 77.16% interest in its subsidiary, Northern Lights Ethanol, LLC ( “Northern Lights”), with Broin Investments I, LLC owning the remaining minority interest. (Northern Growers and Northern Lights are also referred to collectively in this report as “we,” “our,” or “us”).

Northern Growers’ business primarily consists of owning and managing its interest in Northern Lights. Northern Lights, a South Dakota limited liability company, owns and operates a plant near Big Stone City, South Dakota (the “plant”), which produces ethanol and distillers grains. The principal raw material in the production process is corn, which is supplied to the plant from local producers and elevators.  Ethanol produced at the plant is sold exclusively to a Broin-affiliated company that markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, the principal by-product of the ethanol production process at the plant, are exclusively marketed and sold through another Broin-affiliated company to livestock producers as livestock feed.

Northern Growers also continues to study the feasibility of entering the wind-generation business, or participating in some capacity. In 2005, Northern Growers’ board of managers established a wind generation committee for this purpose. In February 2006, the board approved a non-interest bearing loan to Northern Wind, LLC in the amount of $52,000. Northern Wind, LLC is a recently formed South Dakota limited liability company formed for the purpose of studying wind generation in northeastern South Dakota.  The initial board of managers of Northern Wind consists of seven managers, six of whom also serve on the Northern Growers’ board of managers.

Reorganization

Northern Growers was originally formed as a South Dakota cooperative on April 14, 2000.  The purpose of the cooperative was to own and manage a 77.16% interest in Northern Lights and to supply corn to the plant.  As a cooperative, Northern Growers was entitled to single-level, pass-through tax treatment on income generated through members’ patronage. This allowed Northern Growers to pass income onto its members in the form of distributions without first paying taxes at the company level, similar to a partnership. As the cooperative’s board of directors became more aware of certain disadvantages in remaining as a cooperative, the board of directors approved a plan to reorganize into a South Dakota limited liability company.

The reorganization from a cooperative to a limited liability company was approved by Northern Growers’ members at a meeting held on March 27, 2003, and the reorganization became effective on April 1, 2003. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Whetstone Ethanol, LLC. The capital units were distributed to Northern Growers’ members upon dissolution of the cooperative at a rate of one capital unit of the limited liability company for each share of equity stock owned in the cooperative. The distribution of capital units to the members was registered under the Securities Act of 1933. Upon completion of the reorganization, the name, Whetstone Ethanol, LLC, was changed to Northern Growers, LLC.  As a limited liability company, Northern Growers elected to be taxed as a partnership in order to retain its historic single-level income tax treatment at the member level.

The Plant

The plant is located immediately adjacent to the Big Stone Plant near the city of Big Stone City in Grant County, South Dakota.  The plant was designed and built by Broin and Associates, Inc., a Sioux Falls, South Dakota based company specializing in the design and construction of ethanol plants, and was designed and built with a name-plate production capacity of 40 million gallons of ethanol annually. Construction of the plant was completed in June 2002 and full production commenced in July 2002. Broin Management, LLC, also a Sioux Falls, South Dakota based company that specializes in the management of ethanol plants, manages the day-to-day operations of the plant.

Two new developments are planned for the plant in 2006.  In January 2006, new construction was commenced at the plant in order incorporate BPX™, a new raw starch technology developed by Broin and Associates that eliminates an energy-intensive step in the production process.  Following the completion of this project, additional construction will be commenced to expand the plant from a 40 million gallon name-plate production capacity to a 75 million gallon name-plate production capacity.  Construction for expansion of the plant is expected to begin in the fall of 2006 and to be completed in late summer of 2007. Both construction projects are designed and will be built by Broin and Associates.

Ethanol

The principal product produced at the plant is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn. Ethanol is used for three primary purposes: 1) as an oxygenated fuel additive; 2) as an octane enhancer in fuels; and 3) as a non-petroleum based gas substitute. Approximately 95% of all ethanol is used for blending with unleaded gasoline and other fuel products. Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions. When blended with gasoline, ethanol acts as an oxygenate by increasing the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

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

Ethanol Marketing and Distribution

All of the ethanol produced at the plant is sold to Ethanol Products, LLC, a Broin affiliate, under an ethanol marketing agreement.  Ethanol Products, in turn, markets and sells the ethanol to major, multi-national oil companies with blending and refinery facilities located throughout the continental United States. The price received from the sale to Ethanol Products is based upon various types of contracts between Northern Lights and Ethanol Products and is fixed upon the transfer of title to Ethanol Products.

The ethanol produced at the plant is shipped by Ethanol Products using rail cars operated by Ethanol Products or trucks supplied by companies with which Ethanol Products contracts.  Transfer of title and risk of loss is made to Ethanol Products upon the loading of ethanol onto the railcars and trucks at the plant.  The plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate the transportation of ethanol to the customers’ terminals.  The plant site is also served by multiple South Dakota state highways and Interstate Highway 29, which provide transportation links in all directions.

The marketing agreement between Ethanol Products and Northern Lights is in effect until 2007 and renews automatically for five-year terms, unless either party provides at least ninety days written notice of termination prior to the end of the term.  Ethanol Products charges Northern Lights a marketing and service fee based upon each gallon of ethanol sold. Shipping costs in transporting the ethanol are borne by Northern Lights and are included in gross revenues and cost of revenues.  In the event that Northern Lights’ relationship with Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains.  Distillers grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most of the distillers grains produced in the United States are sold for use in animal feeds within the continental United States, and a small percentage is exported primarily to Canada, Mexico and Europe.  The vast majority of it is fed to ruminant animals in the dairy and beef sector.  New technologies, which have allowed for the production of a more consistent, quality product, are creating a market for it in the swine and poultry industries as well.

Dry mill ethanol processing generally produces three forms of distillers grains, all of which differ in moisture content and shelf life: 1) dried distillers grains with solubles (DDGS); 2) distillers wet grains or “wet cake”; and 3) modified distillers grains.  Distillers wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content.  Distillers wet grains have a short shelf life of approximately three days and can be sold only to livestock producers within the immediate vicinity of the plant.  Modified distillers grains are distillers wet grains that have been dried to a 50% moisture content.  Modified distillers grains have a slightly longer shelf life and are often sold to nearby livestock producers. DDGS is distillers wet grains dried to an 8-10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the plant.

Distillers Grains Marketing and Distribution

All of the distillers grains produced at the plant is sold to customers through Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate, under a distillers grains marketing agreement. As Northern Lights’ exclusive marketing agent, Dakota Gold markets and sells the distillers grains produced at the plant to customers primarily located throughout the continental United States. The price received from the sale of distillers grain is the price received from the customers with which Dakota Gold Marketing has negotiated and entered a sale.

There are three variations of distillers grains produced at the plant and marketed by Dakota Gold Marketing: 1) DDGS; 2) Dakota Gold™; and 3) distillers wet grains. Dakota Gold™ is DDGS, plus a certification from Dakota Gold Marketing indicating that DDGS meets certain standards and specifications. In 2005, approximately 97% of our revenues from the sale of distillers grains was attributable to sales of Dakota Gold™.

Dakota Gold Marketing markets Dakota Gold™, DDGS and distillers wet grains to local, regional, and national markets.  The plant ships the majority of Dakota Gold™ and DDGS to national markets, which are primarily located in the southwestern United States, and the rest to local, regional markets.  Shipments to national markets are primarily done by rail because of a longer shelf life, while shipments to local or regional markets are primarily done by truck.  Northern Lights also contracts with Dakota Gold Marketing for the use of railcars in the shipping of DDGS and Dakota Gold™, paying Dakota Gold Marketing a flat fee per railcar in connection with each shipment. Through the marketing of Dakota Gold, we are not dependent upon one or a limited number of customers.

 The marketing agreement between Northern Lights and Dakota Gold Marketing is in effect until 2007 and renews automatically for additional five-year terms, unless discontinued by either party upon at least three months prior written notice.  Dakota Gold Marketing charges Northern Lights a marketing fee based upon a percentage of gross monthly sales of distillers grains less shipping costs. All shipping costs associated with transporting distillers grains from the plant to customers are borne by Northern Lights and are included in our gross revenues and cost of revenues, while Dakota Gold Marketing is responsible for invoicing all loads and receiving payments from the customers, the payment of which is remitted to Northern Lights.

Dependence Upon a Single or Few Customers

We, as discussed above, are substantially dependent upon Ethanol Products for the purchase, marketing and distribution of ethanol. Ethanol Products purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers.

Sources and Availability of Raw Materials

Corn. The major raw material required to produce ethanol and distillers grains is corn.  To operate at a name-plate capacity of 40 million gallons of ethanol annually, the plant requires the supply of approximately 16 million bushels of corn annually.  Before January 1, 2006, unless a corn delivery exemption had been granted by the plant, Northern Growers’ members were required to deliver corn to the plant on a trimester basis (every four months) and receive payment for their corn based on individually contracted prices, or an average of market prices at predetermined elevators, plus a freight allowance.  In 2005, approximately 23% of the plant’s corn requirements was supplied from Northern Growers’ members, the balance of which was supplied from purchases on the open market from local producers and elevators.  Effective January 1, 2006, however, Northern Growers’ members are no longer required to deliver corn to the plant as a condition of their membership.  Therefore, all of the plant’s corn requirements are purchased on the open market from local producers and elevators.

Following the expansion of the plant, the plant’s new name-plate capacity will require the supply of approximately 26.5 million bushels of corn annually.  The plant’s location in Grant County, South Dakota, is expected to continue to provide a sufficient supply of corn to meet the new bushel requirement.  In 2005, approximately 9.6 million bushels of corn were produced in Grant County and 53.2 million bushels of corn were produced in the nearby South Dakota counties of Codington, Day, Deuel, Hamlin, and Roberts.  Another 39 million bushels were produced in the nearby Minnesota counties of Big Stone and Lac Qui Parle.

Steam. The production process at the plant requires a constant supply of steam.  Steam is used for the cooking, evaporation, and distillation processes.  While steam for the ethanol production process is generally received from an ethanol plant’s on-site boilers, the plant receives a substantial portion of its steam directly from Big Stone Plant, a coal fired, electrical generating facility located immediately adjacent to the plant, and co-owned by Otter Tail Corporation, Montana-Dakota Utilities and NorthWestern Corporation.  In the event that additional steam is necessary or the supply of steam from Big Stone Plant is unexpectedly diminished or interrupted, the plant uses two on-site boilers to produce steam. The energy source for powering the two on-site boilers and other machinery is natural gas. However, the use of steam from the Big Stone Plant reduces the plant’s dependence on natural gas for operations.  In 2005, for example, 40% of the plant’s natural gas requirements for operations were replaced directly with steam from the Big Stone Plant, compared to 45% of the plant’s requirements in 2004.

The steam sale agreement between Northern Lights and Big Stone Plant provides steam to the plant up to a maximum of 140 million BTU’s per hour.  The agreement’s ten year term ends on June 1, 2012, but automatically renews for two additional five-year terms unless terminated by either party by providing 12 months advance notice. Big Stone Plant has provided the plant with a consistent supply of steam to meet its requirements except during routine, semi-annual maintenance shutdowns.

Natural Gas. The production process at the plant requires a constant supply of natural gas.  Natural gas is the primary energy source for drying distillers grains, and for powering the two on-site boilers for the production of steam in the event that additional steam is necessary or the supply of steam from the Big Stone Plant is unexpectedly diminished or interrupted. Northern Lights contracts with NorthWestern Corporation of Sioux Falls, South Dakota, for the supply and distribution of natural gas to the plant.  The agreement with NorthWestern is for a term of ten years ending in 2012.  Since the plant’s operations were commenced, there have been no material interruptions or shortages in the supply of natural gas to the plant.

Electricity. The production process at the plant requires a constant supply of electricity.  Electricity is necessary for lighting purposes and powering much of the machinery and equipment at the plant.  Northern Lights contracts with Otter Tail Power Company of Otter Tail, Minnesota, to provide all the electric power and energy requirements for the plant.  The agreement commenced at the start of plant operations in 2002 under an initial one-year term, but automatically renews for additional one-year terms unless terminated by 12 months advance written notice from either party.  Since operations were commenced, there have been no interruptions or shortages in the supply of electricity to the plant.

Water. The production process at the plant requires a constant supply of water.  Water is necessary for the slurry and cooking processes, cooling towers and boiler operations.  Northern Lights contracts with the city of Big Stone City and the Big Stone Plant to supply the necessary water requirements for the production process.  The agreement with the city of Big Stone City is in effect until 2012, and automatically renews for two, five-year terms unless terminated by either party with 12 months advance written notice.  Since the plant’s operations were commenced, the city of Big Stone City and Big Stone Plant have provided an ample and consistent supply of water to meet the plant’s requirements.

Research and Development

We do not conduct any research and development of our own relating to the production of ethanol and distillers grains. Instead, we rely on Broin and Associates to research and develop new technologies in effort to improve the production process and end products. On October 25, 2005, Northern Lights entered into a new licensing agreement and addendum with Broin Associates. Under the agreement, in exchange for an annual licensing fee, Broin and Associates licenses to Northern Lights the right to use certain technology and patents owned, developed, or obtained by Broin and Associates and which relate to the ethanol and co-product production processes. The term of this agreement ends on June 30, 2015, the date the management agreement between Northern Lights and Broin Management is scheduled to expire.  Under the addendum, Broin and Associates licenses to Northern Lights the right to use a newly developed raw starch technology called BPX™.  BPX™, which eliminates an energy-intensive step in the cooking production phase, is currently in the process of being incorporated into the production process and is expected to be fully incorporated by September 2006.

Competition

We are in direct competition with numerous other ethanol and distillers grains producers, many of which have significantly greater resources.  We expect that additional ethanol and distillers grains producers will enter the market if the demand and governmental supports for ethanol continue to increase.

The ethanol industry has grown to 96 production facilities in the United States as of March 2006. The largest ethanol producers include Abengoa Bioenergy Corp, Archer Daniels Midland, Cargill, New Energy Corporation and VeraSun Energy Corporation, and Aventine Renewable Energy, all of which are capable of producing more ethanol than the plant.  There are numerous ethanol plants of a similar size to the plant located in the Midwest region. In addition, at least 34 new ethanol plants and nine expanding plants, with a combined annual production capacity of over 2.1 billion gallons annually, are set to come into production in the next 18 months, which will increase the ethanol production capacity of competitors.  In South Dakota, excluding the plant, there are currently ten plants in full production and another two plants currently in the construction phase. The ten plants have a total annual production capacity of approximately 377 million gallons of ethanol and the two plants under construction will have a production capacity of approximately 110 million gallons.  Despite this concentration and growth, we believe that we will continue to compete favorably with other ethanol and distillers grains’ producers because of the plant’s existing efficiencies, the anticipated improvements to the plant from the incorporation of BPX™ and expansion, and the marketing arrangements with various Broin-affiliated companies.

The following table identifies most of the producers in the United States along with their production capacities.

	Location	Feedstock	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
ACE Ethanol, LLC	Stanley, WI	Corn	39

Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc.*	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn		40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60
Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5

Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	50	50
	Fairbank, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Pacific Ethanol	Madera, CA	Corn		35
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30

Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
The Andersons Albion Ethanol LLC	Albion, MI	Corn		55
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn		100
	Lake Odessa, MI	Corn		45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
Val-E Ethanol, LLC	Ord, NE	Corn		45
VeraSun Energy Corporation	Aurora, SD	Corn	230	110
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Total Current Capacity			4441.4
Total Under Construction/Expansions				2041
Total Capacity			6482.4

* farmer-owned

Renewable Fuels Association
March 3, 2006

As the demand for ethanol increases, we may have to compete with international ethanol producers, which may be able to produce and sell ethanol more inexpensively.  Brazil is currently the world’s largest producer and exporter of ethanol. In 2004, for example, Brazil produced 3.9 billion gallons of ethanol and shipped approximately 112 million gallons of ethanol into the United States.  Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material alternative to corn.  Because of various tariffs on the importation of ethanol into the United States, the price of ethanol produced in the United States is currently more competitive than ethanol imported from Brazil.  In the event that these tariffs are reduced or eliminated, however, the price of ethanol produced in the United States may become less competitive, which could adversely impact the ability to sell ethanol.

In addition, the Caribbean Basin Initiative allows for ethanol produced in participating Caribbean Basin countries to be imported into the United States duty free. Large ethanol producers, like Cargill, have expressed an interest in building ethanol plants in these countries, such as El Salvador. While the Caribbean Basin Initiative caps the amount of duty free ethanol imported into the United States at 7% of the total United States’ production from the previous year, as total production in the United States grows, the amount of ethanol produced from the Caribbean area and sold in the United States will also grow, which could impact the ability to sell ethanol.

Like many ethanol producers, we compete with producers of MTBE.  MTBE is the other oxygenate used in fuels for compliance with the Federal Clean Air Act mandates and is a competitor of ethanol in the oxygenate market. Many major oil companies produce MTBE and, because it is petroleum-based, its use is supported by these companies. These companies have significantly greater resources than we do with which to market MTBE, influence legislation, and influence public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol should they choose to do so. While MTBE still remains a competitor, it has been increasingly the subject of serious environmental concerns, which has resulted in several states enacting laws prohibiting the use of MTBE as an oxygenate in fuels.  As more states continue to ban the use of MTBE, MTBE is expected to be become less competitive with ethanol.

Alternative fuels, gasoline oxygenates, and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have.  New products or methods of ethanol production developed by larger, better-financed competitors could provide them with competitive advantages over us and harm our business.

Federal and State Government Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

Prior to the Energy Policy Act of 2005 (EPACT), which was signed into law on August 8, 2005, ethanol sales were favorably affected by the Clean Air Act Amendments of 1990. These amendments required, among other things, the sale of reformulated gasoline in certain major urban areas to reduce pollutants, and that the reformulated gasoline contain at least 2% oxygen by weight. Refiners met the oxygenated requirement by adding ethers or ethanol, any of which contained oxygens and other elements. Until recently, MTBE (methyl tertiary butyl ether) was the most commonly used oxygenate until the use of it declined following serious environmental concerns and the banning of it in several states.

                EPACT repealed the Clean Air Act requirement to use oxygenates in reformulated gasoline. In place of this requirement, it established a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires 4.0 billion gallons of ethanol or other renewable fuel be used in motor vehicles in 2006 and 7.5 billion gallons of ethanol or other renewable fuel be used in motor vehicles by 2012.  In addition, EPACT expanded who qualifies for the federal small producer tax credit.  Producers with a production capacity of up to 60 million gallons annually now qualify for a credit of $0.10 per gallon of ethanol produced, not to exceed $1.5 million per year per producer.  The credit is effective for producers with taxable years ending after August 8, 2005. Because the plant’s production capacity is currently less than 60 million gallons annually, the credit will be passed through to Northern Lights, Northern Growers, and Northern Growers’ members for the 2005 tax year.

In addition, the use of ethanol as an oxygenate to comply with federal mandates has been aided by federal tax policy.  Prior to the enactment of the American Jobs Creation Act of 2004, which took effect on January 1, 2005, the Energy Tax Act of 1978 exempted ethanol blended gasoline from the full federal excise tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United States’ dependence on foreign oil. The exemption allowed ethanol to be sold by blenders at prices that were competitive with other less expensive additives and gasoline. Equivalent to providing a per gallon “equalization” payment, the exemption allowed blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins.  The equalization payment consisted of an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend, with lower exemption amounts available for a 7.7% and 5.7% ethanol blend.

The American Job Creations Act replaced the federal excise tax exemption with the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC provides an excise tax credit of $0.51 per gallon of ethanol blended into gasoline.  For example, for a 10% and 85% ethanol blend, a blender can now claim a credit of $0.051 and $0.4335 per gallon of gasoline, respectively.  Basing the credit on any volume of ethanol blended, as opposed to a more restrictive blend percentage under the prior exemption, the VEETC is expected to allow refineries greater flexibility and incentive to blend as much or as little to meet

their octane or volume needs.   The VEETC is scheduled to expire on December 31, 2010.

In addition to tax policy, the production of ethanol has been aided by federal and state government production incentives.  Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, incentive payments are allocated to ethanol producers based primarily on an increase in gallons of ethanol produced compared to the prior year’s production.  We received the largest payments in 2002 and 2003, receiving substantially less every year since this time. We do not expect to receive an increase in revenue under the program in 2006 because a substantial increase in production at the plant from 2005 is not expected. Further, revenue under the program is expected to be adversely affected by an increase in participation by new and expanding plants in the United States, a decrease in federal funding under the program, and a termination of the program on September 30, 2006.

In South Dakota, the state provides an incentive production payment to ethanol producers operating in South Dakota.  The production incentive consists of a direct payment to South Dakota ethanol producers of up to $0.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2005) and a maximum of $10 million over the life of a plant.  The program, however, caps the payments that can be distributed to all plants based in South Dakota in a program year to no more than $7 million in payments in 2006 (program year ending June 30, 2006) and $7 million in 2007. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota.  As more plants commence production, or existing plants increase production, each plant may receive a lower proportionate share of the maximum payment under the program. Due to an increase in claims made for payment from new and existing plants during the 2005 program year, the funds were depleted in full midway through the 2005 program year.  It is uncertain whether the funds under the program will be depleted before the end of the 2006 program year, much of which is dependent upon any new production and participation in South Dakota in 2006.

The revocation, amendment, or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding under the programs, could adversely affect the future use of ethanol and operations in a material way.  Any material reduction of the use of ethanol would have an adverse effect on the plant’s profitability and viability.

Other Factors Affecting Demand and Supply

                In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million flexible fuel vehicles capable of operating on E85 in the United States and over 460 retail stations supplying it. Automakers have indicated plans to produce an estimated one million more flexible fuel vehicles per year.

Environmental Regulation and Costs

We are subject to extensive environmental regulation at the federal and state levels.  The federal environmental regulations with which the plant must comply were promulgated by the United States Environmental Protection Agency pursuant to the Clean Air Act.  The state environmental regulations with which the plant must comply, on the other hand, were promulgated by the South Dakota Department of Environment and Natural Resources. The Environmental Protection Agency and the South Dakota Department of Environment and Natural Resources regulate the air quality at the plant, in particular the plant’s emissions into the air.  The Department of Environment and Natural Resources also regulates water collection and discharge. In addition to its own enforcement authority under this law, the Environmental Protection Agency has delegated permitting and enforcement authority to the Department of Environment and Natural Resources.  The plant requires the following permits from these and other agencies in order to conduct operations:

• Title Five Operating Permit from the South Dakota Department of Environment and Natural Resources. In South Dakota, the Title Five Operating Permit serves as the air quality and operation permit for the plant. The plant must conduct ongoing emissions testing to verify compliance with the Title Five Operating Permit.  The permit is due for renewal in 2006.  To proceed with the necessary improvements for BPX™ and plant expansion, the plant filed with the Department of Environment and Natural Resources an application for renewal and modification of the existing Title Five permit. To date, the Department has not yet approved the application for renewal or modification.

• Bureau of Alcohol, Tobacco and Fuel Permit from the United States Department of Treasury. The plant is required to have this permit because of the alcohol content of ethanol. The permit is due for renewal annually.

• A Surface Water Discharge Permit from the South Dakota Department of Environment and Natural Resources. The Surface Water Discharge Permit regulates the terms of any storm water discharges associated with industrial activity. The permit requires the plant to provide ongoing compliance reports to the South Dakota Department of Environment and Natural Resources. This permit is due for renewal in 2008.

While the plant is currently in compliance with all applicable environmental laws, regulations and permits, the plant must continue to comply with the permits and regulatory requirements. To accomplish this, the plant maintains an on-going program to ensure compliance with such requirements. Maintaining compliance may require the plant to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material and costly. Approximately $3.0 million in capital expenditures on environmental control and other related equipment is expected to be made in the next 24 months pertaining to improvements associated with BPX™ and the expansion of the plant.

Finally, federal and state government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase the plant’s future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, the plant’s operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting operations, cash flows and financial performance.

Management and Employees

Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the plant under a management agreement, which is in effect until June 30, 2015.  Under the agreement, Broin Management receives a fixed annual fee and an incentive bonus based on our annual net income.  Northern Lights also pays certain expenses incurred with respect to the operation of the plant while other expenses, including, but not limited to, the provision of a full-time technical manager and general manager, are included as part of Broin Management’s fees.  Mr. Blaine Gomer, the plant’s general manager, is a Broin Management employee.  Mr. Gomer oversees and is responsible for operations and production at the plant on a day-to-day basis.  The general manager is a full-time, on-site position, but Mr. Gomer is an employee of Broin Management.

As of March 1, 2006, Northern Lights employed 39 employees, including a commodities manager, a commodities supervisor, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, maintenance technicians, grains assistants, accountants, and an administrative assistant.  This does not include Mr. Gomer and the technical manager both of whom are employees of Broin Management.

Item 1A. Risk Factors.

 Risks Related to Operations

                Our financial performance is dependent on corn prices and market prices for ethanol and distillers dried grains, and our financial condition and results of operation are directly affected by changes in these market prices.  Our results of operations and financial condition is significantly affected by the cost and supply of corn and by the selling price for ethanol and distillers grains. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. The availability and price of corn significantly influences our financial performance as it is our highest production expense. We purchase the corn in the cash market and hedge corn price risk through futures and forward contracts and options to reduce exposure to price fluctuations.

Generally, higher corn prices produce lower profit margins.  This is especially true if market conditions do not allow us to pass to our customers these increased corn costs.  In the event of higher prices, there is no assurance that we will be able to pass through to our customers these costs.  If a period of high corn prices were sustained for some time, such pricing may reduce our ability to generate revenues and income because of the higher cost of operating the plant.

                Our revenues are exclusively dependent on the market prices for ethanol and distillers grains.  These prices can be volatile as a result of a number of factors.  These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products.  For instance, the price of ethanol generally tends to increase as the price of gasoline increases, and the price of ethanol generally tends to decrease as the price of gasoline decreases.  Any lowering of gasoline prices will likely lead to lower prices for ethanol, which may decrease our ethanol revenues.  Similarly, the price of distillers grains generally tends to fluctuate in the same direction as the price of corn and soybean meal.  Therefore, any lowering of corn or soybean meal prices will likely lead to lower prices of distillers grains.

Hedging transactions involve risks that could harm our profitability.  In an attempt to minimize the effects of the volatility of corn and natural gas costs on operating profits, we engage in hedging activities in the corn and natural gas futures markets.  The effectiveness of such hedging activities is dependent, among other things, upon the cost of corn and natural gas and our ability to sell sufficient products to utilize all of the corn and natural gas subject to the futures contracts.  There is no assurance that our hedging activities will reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices.  In addition, we may choose not to take hedging positions in the future, which may adversely affect our financial condition if corn and natural gas prices increase.

Our hedging activities can themselves result in increased costs because price movements in corn and natural gas are highly volatile and are influenced by many factors that are beyond our control.  In 2004, for example, hedging activities relating to corn resulted in a material increase to our cost of revenues. We may incur these costs again and they may be significant.

Our business is not diversified because it is limited to the fuel grade ethanol industry, which may limit our ability to adapt to changing business and market conditions.   Our sole business is the production and sale of fuel grade ethanol produced from corn and its co-product, distillers grains. The plant does not have the capability of producing industrial or food and beverage grade ethanol, which is used in such products as cosmetics, perfume, paint thinner and vinegar. Our plant is also not equipped to capture carbon dioxide, another co-product of the ethanol production process. The lack of diversification of our business may limit our ability to adapt to changing business and market conditions.

We are heavily dependent upon several Broin-affiliated companies and any termination of or disagreement regarding the services of these affiliates may materially harm our business.   There are several material agreements in effect with four Broin affiliates with respect to the operations of the plant.  Northern Lights has an agreement with Broin Management to manage and operate the plant.  Also, Northern Lights has two agreements with Broin and Associates, one to license technology developed by Broin and a second to construct certain improvements relating to the incorporation of such technology and expansion of the plant.  Lastly, Northern Lights has agreements with Ethanol Products for the purchase, marketing and sale of ethanol, and with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, for the marketing and sale of distillers grains.  If any of these parties were to terminate any of these agreements, we might not be able to secure suitable and timely replacements for those services at a reasonable cost or at all, which would materially harm our business.

We are dependent upon Ethanol Products, LLC to purchase and market all of the ethanol produced at the plant.   Ethanol Products is the exclusive purchaser of all of the ethanol produced at the plant which, in turn, markets and transports the ethanol to refineries located throughout the United States.  If Ethanol Products breaches the ethanol marketing agreement or is not in the financial position to purchase all of the ethanol produced, we may not have any readily available means to sell the ethanol and our financial condition will be adversely and materially affected.  If the ethanol marketing agreement with Ethanol Products were to terminate, we would be forced to seek other arrangements to sell the ethanol produced, but there are no assurances that these arrangements would achieve results comparable to those achieved by Ethanol Products.

                Interruptions in energy supplies could delay or halt production at the plant, which will reduce our profitability.  Ethanol production requires a constant and consistent supply of energy, including electricity, steam and natural gas.  If there is any interruption in the plant’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production.  If production is halted for any extended period of time, it will reduce our profitability.  Northern Lights has agreements with various companies to provide the plant’s needed energy, but we cannot assure you that these companies will continue to be able to supply reliably the necessary energy that the plant needs.  If the plant were to suffer interruptions in its energy supply, our business would be harmed.

We are dependent upon the Big Stone Plant for steam, and the plant may incur increased operating costs if the steam supply is terminated or interrupted.    The production of steam is a necessary energy source in the ethanol production process. Ethanol plants generally rely upon on-site boilers to produce and supply steam in the production process, which are typically powered by natural gas.  We, in contrast, rely on the adjacent Big Stone Plant to supply a substantial portion of the required steam to the plant.  If the Big Stone Plant were to shut down for any considerable length of time or is unable to meet the plant’s steam requirements, the plant must operate with steam energy supplied from two on-site boilers. As a result, we may face increased operating costs because we would need to purchase more costly natural gas to fuel and power these boilers.

To produce ethanol, we need a significant supply of water.   Water supply and water quality are important requirements to produce ethanol.  The plant’s water requirements are supplied by Big Stone City and the Big Stone Plant.  We expect that Big Stone City and the Big Stone Plant will continue to provide all of the plant’s water requirement, including following expansion of the plant.  If Big Stone City and the Big Stone Plant are unable to meet our requirements, the plant will be forced to find other sources and this could require us to spend additional capital which could harm our business.  We cannot assure you that the plant would be able to find alternate sources of water at commercially reasonable prices, if at all.

Debt service and restrictive loan covenants limit our ability to make cash distributions to members and could have other important consequences.    Our debt service requirements make us more vulnerable to economic or market downturns.  If we are unable to service our debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure indebtedness or seek additional equity capital.  There are no assurances that we can accomplish any of these strategies on satisfactory terms, if at all.  In addition, our debt financing agreements contain numerous financial, maintenance and other restrictive covenants.  These covenants and obligations limit our ability to make cash distributions to members.

Risks Related to Industry

                Increases in the production of ethanol could result in lower prices for ethanol and distillers grains and higher prices for corn.  There are currently 96 ethanol plants nationwide that have the capacity to produce over four billion gallons annually.  There are another 34 ethanol plants and nine plant expansions under construction with a combined annual capacity of more than 2.1 billion gallons annually, and more potentially in the planning stages.  To accommodate this increased supply, there are no assurances that there will be a material or significant increase in the demand for ethanol.  If demand does not correspondingly increase with this supply, the prices of ethanol may decline and decrease our profitability in the process.

We operate in an intensely competitive industry and there is no assurance that we will be able to compete effectively.   The ethanol business is highly competitive, and other companies presently in the market, or that are about to enter the market, could adversely affect prices for the products we sell. Commodity groups in the Midwest have encouraged the construction of ethanol plants, and there are numerous other entities considering the construction of ethanol plants. Nationally, the ethanol industry may become more competitive given the substantial construction and expansion that is occurring in the industry. We compete with other ethanol producers such as Archer Daniels Midland, Cargill, among others, all of which are capable of producing significantly greater quantities of ethanol than the amount we produce.  In light of such competition, there is no assurance that we will be able to compete effectively in the industry.

Competition from the advancement of technology may lessen the demand for ethanol and negatively impact our profitability.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum-especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We also do not believe it will be cost-effective to convert the plant into one that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce than it contributes, may affect the demand for ethanol which could affect our ability to market our product.  Certain individuals believe that use of ethanol will have a negative impact on retail prices.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced.  These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol that we produce which could lower demand for ethanol and negatively affect our profitability.

                Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to the ethanol produced in the United States, which may cause us to lose market share.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries is a less expensive alternative to ethanol produced domestically.  Thus, competition from ethanol imported from Caribbean Basin countries may affect our ability to sell ethanol profitably.

Competition from ethanol imported from Brazil may be a less expensive alternative to ethanol production in the United States, which may cause us to lose market share.  Brazil is currently the world’s largest producer and exporter of ethanol. In 2004, Brazil experienced a dramatic increase in ethanol production and trade exporting approximately 112 million gallons to the United States alone. Ethanol imported from Brazil is produced primarily from sugarcane, which may be a less expensive alternative to ethanol produced from corn. If the tariffs presently protecting United States’ ethanol producers are reduced or eliminated, competition from ethanol imported from Brazil may be increased which would affect our ability to produce and sell ethanol profitably.

Ethanol Plant Technology Improvements and Expansion Risks

There are no assurances that the incorporation of new technology at the plant and plant expansion will improve operations or our profitability.   We are in the process of making certain improvements to the plant in order to incorporate a patent-pending technology called BPX™.  BPX™ is a new technology developed and licensed by Broin Associates that eliminates an energy-intensive cooking step in the production process.  After completion of these improvements, we plan to undertake a new construction project to expand the plant from a name-plate production capacity of 40 million gallons annually to 75 million gallons annually.  However, there is no assurance that BPX™ or the plant’s expansion will reduce operating costs or increase operating income. In addition, BPX™ and plant expansion may cost more than budgeted and present additional challenges and risks, such as dealing with potential shut downs at the plant during testing phases, all of which could negatively impact our profitability.

Construction related to BPX™ and expansion at the plant could cost more than anticipated.  Broin and Associates is in the process of making improvements to the plant relating to BPX™ and, following completion of these improvements, will commence construction on the expansion of the plant.  All of these improvements are based on a fixed price of $38.2 million set forth in a design-build contract with Broin and Associates.  However, there could be cost overruns in connection with construction due to change orders approved by management, delays in completion of these improvement due to various factors, including acts of God, destruction of the plant by fire or other hazards, and inability to obtain materials or labor or other factors.

Delays and defects in construction related to BPX™ and plant expansion could impair the plant’s ability to operate.  Under the terms of the design-build  agreement with Broin and Associates, Broin warrants that the material and equipment furnished for BPX™ and plant expansion will be new, of good quality, and free from defects in material or workmanship.  Although Broin  and Associates will, for a period of one year after substantial completion of BPX™  and plant expansion, correct all defects in material or workmanship at no additional expense to us, any defects in material or workmanship may interrupt or hinder the operation of the plant.  These defects may have a material adverse impact on our financial condition.

Government, Regulatory and Other Risks

Government regulation costs could increase costs and reduce profitability.   The operation of the plant is subject to ongoing compliance with applicable federal and state governmental regulations, such as those governing emission control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost us significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the plant, including the possibility of additional permits and licenses. We might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. We are subject to all of these regulations without regard to whether the operation of the plant is profitable.

We have not received from the South Dakota Department of Environment and Natural Resources a notice of renewal and approval of an amendment to the plant’s air quality permit. Because of future plant expansion, the plant has submitted an application with the South Dakota Department of Environment and Natural Resources to renew and amend the plant’s Title V air quality permit, which is due for renewal in July 2006. While approval of the renewal and amendment is anticipated, there is no assurance that this will be accomplished in a timely manner or at all. Any failure to obtain a renewal and approval of the amendment could delay, prevent expansion, or even suspend operations of the plant. Our financial condition could be adversely affected in the event operations were suspended for an indefinite period of time.

The plant may be subject to further scrutiny or a proceeding from the United States Environmental Protection Agency and the South Dakota Department of Environment and Natural Resources.  On January 6, 2003, the Environmental

Protection Agency issued formal information requests to, among others, plants designed, constructed, and/or managed by Broin and Associates and Broin Management. By virtue of the nature and timing of the request, the plant was subject to these requests along with several other plants managed by Broin Management. The requests required that the subject plants provide the Environmental Protection Agency with certain data regarding emissions, presumably to determine whether the plants were in compliance with the Clean Air Act. After this information was provided, Broin and Associates, on behalf of the applicable plants managed by Broin Management, initiated discussions with the Environmental Protection Agency regarding the application and use of testing methods for quantifying certain types of emissions from these plants.  To date, no legal proceeding is pending with or threatened by the Environmental Protection Agency or the Department of Environment and Natural Resources.  However, there is no assurance that either agency will not initiate a proceeding in the future as a result of these information requests. If such proceeding were initiated, fines and/or other penalties against the plant and us could result, the nature and scope of which is uncertain. Such fine and penalties could be severe enough to adversely affect our financial condition.

Federal and state laws, regulations and tax incentives concerning ethanol could expire or change, which could harm our business.  As described in more detail herein, ethanol sales have been favorably affected by a variety of federal laws and supports.  The Clean Air Act Amendments of 1990 helped spur demand for ethanol by requiring the use of oxygenated motor fuels. The Energy Policy Act of 2005 (EPACT) mandates the use of ethanol in motor vehicles through 2012.  The Volumetric Ethanol Excise Tax Credit offers to blenders a volumetric ethanol excise tax credit of $0.51 cents per gallon of any ethanol blend.  The federal Bioenergy Program and South Dakota program provide incentives to ethanol producers to produce ethanol.  The modification or elimination of any of the federal and states laws and programs, among others, could have a material adverse impact on us.

                If Northern Growers is treated as a corporation for federal income tax purposes, its capital units could decline in value.    Northern Growers elected to be treated as a partnership for federal income tax purposes. This means that it does not pay income tax at the company level and that its members pay tax on their proportionate share of the net income. In the event there are changes in the law or IRS interpretations, or that the trading of its capital units results in the classification of Northern Growers as a publicly traded partnership, we may be treated as a corporation rather than a partnership for federal income tax purposes. In that case, we would pay tax on our income at corporate rates and no income, gains, losses, deductions or credits would flow through to its members. Currently, the maximum effective federal corporate rate is 35%. In addition, distributions would generally be taxed to members upon receipt as corporate dividends. Because a tax would be imposed upon Northern Growers at the entity level, the cash available for distribution to members would be reduced by the amount of the tax paid. Reduced distributions could reduce the value of a member’s capital units.

                 A member’s tax liabilities may exceed cash distributions.    The amount of our taxable income allocated to a member could exceed any cash distributions that a member may receive. This may occur if the board of managers determines that the cash generated by the business is needed to fund activities or other obligations, rather than being available for distribution to members, or if there is a prohibition from making distributions pursuant to the Operating Agreement.  It is possible that members may not receive distributions sufficient to pay the tax liability attributed to them, and therefore members may be forced to pay tax liabilities out of their personal funds.

There are significant restrictions on transferring the capital units.    To maintain preferential partnership tax status, Northern Growers’ capital units may not be traded on an established securities market or readily tradable on a secondary market. To help ensure that a market does not develop, Northern Growers’ Operating Agreement prohibits transfers other than through the procedures specified in its Capital Units Transfer System. Under this system, all transactions must be approved by Northern Growers’ board of managers. The board generally approves transfers that fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code. Permitted transfers include transfers by gift and death, sales to qualified family members, and sales through a qualified matching service. Transfers through Northern Growers’ qualified matching service are limited annually to no more than the 10% of total capital units outstanding.  If a member transfers capital units in violation of the publicly traded partnership rules or without the prior written consent of the board, the transfer is considered null and void and the board has the option to redeem the capital units at a substantial discount. These restrictions on transfer could reduce the value of a member’s capital units.

Item 2.  Properties.

The plant is located immediately adjacent to the Big Stone Plant near the city of Big Stone City in Grant County, South Dakota.  The land on which the plant is located is leased from Big Stone-Grant Industrial Development and Transportation, LLC, which is owned by Otter Tail Power Company, Montana-Dakota Utilities, and NorthWestern Corporation.  The term of the lease is for 99 years.  The rent is $2,520.00 per year until December 31, 2010, after which the rent is increased by 5.0% from the immediately preceding five-year period.  In addition, the plant site is served by multiple state highways, is near Interstate Highway 29, and has rail facilities and connections to the Burlington-Northern-Santa Fe Railroad system to transport the ethanol and distillers grains produced at the plant to various markets.  All of Northern Lights’ tangible and intangible property, including its leasehold interest, easement rights, improvements, equipment, personal property, and contracts, serve as the collateral for the debt financing with US Bank National Association, of Sioux Falls, South Dakota, which is described below under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

Item 3.  Legal Proceedings.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation,

workers’ compensation claims, tort claims, or contractual disputes. Except as described below, we are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any potential claims.

Over the last four years, both the United States Environmental Protection Agency and the State of South Dakota Department of Environment and Natural Resources have placed increased scrutiny on ethanol plants for compliance with air quality laws and regulations. In 2002, a number of ethanol plants in Minnesota entered into consent decree settlements with the State of Minnesota and the Environmental Protection Agency arising from alleged emission violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols were established and air quality permits were modified by the settlement agreements.  The Environmental Protection Agency subsequently stated that it intended to “level the playing field,” inferring actions against other ethanol producers.

On January 6, 2003, the Environmental Protection Agency issued formal information requests to, among others, plants designed, constructed, and/or managed by Broin and Associates and Broin Management. By virtue of the nature and timing of the request, the plant was subject to these requests along with several other plants managed by Broin Management. The requests required that the subject plants provide the Environmental Protection Agency with certain data regarding emissions, presumably to determine whether the plants were in compliance with the Clean Air Act. After this information was provided, Broin and Associates, on behalf of the applicable plants managed by Broin Management, initiated discussions with the Environmental Protection Agency regarding the application and use of the proper testing methods for quantifying certain types of emissions from these plants.  To date, no legal proceeding is pending with the Environmental Protection Agency or the Department of Environment and Natural Resources.  However, there is no assurance that either agency will not initiate a proceeding in the future as a result of the information requests. If such proceeding were initiated, fines and/or other penalties against the plant and us could result, the nature and scope of which is uncertain given the discussions between Broin and Associates and the Environmental Protection Agency on the application and use of the proper testing method for quantifying emissions.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

                As of March 1, 2006, Northern Growers had 668 members.

Trading Activity and Restrictions

There is no established public trading market for Northern Growers’ capital units.  Capital units must be transferred in accordance with Northern Growers’ Operating Agreement and its Capital Units Transfer System.  The Capital Units Transfer System provides for transfers to qualified family members, by gift, upon death, and through a qualified matching service, subject to final board of managers’ approval.  Since March 8, 2004, the qualified matching service has been operated through Alerus Securities Corporation, a registered broker-dealer based in Grand Forks, North Dakota, and which operates a registered Alternative Trading System with the Securities and Exchange Commission.   The following table contains historical information by trimester for the past two years regarding the trading of capital units since the qualified matching service commenced:

Trimester (1)	Low Price(2)	High Price(2)	Average Price(2)	# of Capital Units Traded (2)
Mar 2004 – Apr 2004	$0.00	$0.00	$0.00	0
May – Aug 2004	$0.88	$1.00	$0.92	96,000
Aug – Dec 2004	$0.94	$0.96	$0.95	360,000
Jan – Apr 2005	$1.01	$1.51	$1.16	292,000
May – Aug 2005	$1.25	$1.50	$1.33	148,000
Aug – Dec 2005	$1.50	$2.50	$2.10	85,000

(1) Prior to January 1, 2006, transfer of ownership of all capital units occurred on the first day of the trimester immediately following the trimester in which the trade occurred between buyer and seller or the subsequent trimester, depending upon the date of the trade during the trimester. Trimesters began on January 1, May 1 and September 1, except for the first trimester in 2004 which began on March 8, 2004. Effective January 1, 2006, transfer of ownership of all capital units occurs on the first day of the quarter immediately following the quarter(s) in which the trade occurs between the buyer and seller or the next following quarter, depending upon the date of the trade during the quarter. Quarters begin on January 1, April 1, July 1 and October 1.

(2)  All unit prices and number of units traded are adjusted to reflect a four-for-one capital unit split made effective on September 1, 2005.

 As a limited liability company, Northern Growers is required to restrict the transfers of its capital units in order to preserve its preferential single-level tax status.  Its capital units may not be traded on any national securities exchange or in any over-the-counter market.  Northern Growers’ Capital Unit Transfer System prohibits any transfer that would result in the loss of its partnership tax status.

Pursuant to Northern Growers’ Operating Agreement, a minimum of 5,000 capital units is required to become and remain a member. In addition to the transfer restrictions described above, under certain limited circumstances, the board of managers retains the right to redeem the capital units at $0.20 per capital unit. The board’s right to redeem is available in the event a member breaches the Operating Agreement, upon a member’s failure to fulfill the membership requirements, and with respect to other matters. Under the qualified matching service, the number of capital units traded annually cannot exceed 10% of Northern Growers’ total issued and outstanding capital units.

Distributions

Under the terms of Northern Growers’ Amended and Restated Operating Agreement dated January 1, 2006, the board of managers is required to make annual (or more frequent) distributions to its members and may not retain more than $200,000 of net cash from operations, unless (i) a super majority of the board of managers (75%) decides otherwise, (ii) it would violate or cause a default under the terms of any debt financing or other credit facilities, or (iii) it is otherwise prohibited by law.  For further details of the restrictions under the credit facilities, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtedness.”

In addition, prior to January 1, 2006, distributions to Northern Growers’ members were required to be issued to members of record as of the last day of the trimester immediately prior to the trimester in which the distribution was declared by the Northern Growers’ board of managers. After January 1, 2006, following a change to the Capital Units Transfer System, distributions are required to be issued to members of record as of the last day of the quarter immediately prior to the quarter in which the distribution was approved by the board of managers.

In 2004, Northern Lights made cash distributions to Northern Growers of approximately $3.86 million and $1.14 million to the minority member of Northern Lights.  Northern Growers, in turn, distributed to its members approximately $3.56 million, or $0.14 per capital unit.

In 2005, Northern Lights made cash distributions to Northern Growers of approximately $12.5 million and $3.7 million to the minority member of Northern Lights.  Northern Growers, in turn, distributed to its members approximately $12.22 million, or $0.482 per capital unit.

Thus far in 2006, Northern Lights made cash distributions to Northern Growers of approximately $3.21 million and $950,000 to the minority member of Northern Lights.  Northern Growers, in turn, distributed to its members approximately $3.21 million, or $0.126 per capital unit.

           It is uncertain whether similar distributions will be made in 2006. The ability to issue similar distributions is substantially dependent upon our profitability, the discretion of our board of managers subject to the provisions of the Operating Agreement, and the approval from our lender.

Item 6.           Selected Financial Data.

The following table sets forth our selected financial data for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	2005	2004	2003(2)	2002(1)

Statement of Operations Data:
Revenues	$89,692,708	$86,587,585	$70,857,262	$32,756,935
Cost of Revenues	$63,552,756	$71,279,883	$58,920,917	$24,674,714
General and Administrative Expenses	$3,913,177	$2,984,238	$2,739,136	$1,352,524
Income from Operations	$22,226,775	$12,323,464	$9,197,209	$6,072,565
Interest Expense	$1,420,827	$1,500,438	$1,847,108	$963,714
Minority Interest in Subsidiary Income	$(4,848,463)	$(2,528,026)	$(1,770,430)	$(1,229,452)
Net Income	$16,157,712	$8,371,331	$5,611,068	$3,880,017

Capital Units Outstanding (3)	25,314,000	25,314,000	25,314,000	25,314,000
Cash Distributions declared per Capital Unit	$0.460	$0.237	$0.190	$0.000
Net Income per Capital Unit	$0.638	$0.331	$0.222	$0.153

Balance Sheet Data:
Working Capital	$9,011,848	$560,045	$194,176	$5,718,766
Net Property, Plant & Equipment	$39,097,204	$40,885,963	$41,735,733	$43,016,408
Total Assets	$59,315,715	$54,678,507	$53,786,201	$59,031,879
Long-Term Obligations	$17,104,400	$16,387,498	$20,053,377	$27,858,349
Minority Interest in Subsidiary	$7,054,934	$5,715,325	$5,014,499	$4,899,960
Members’ Equity	$23,949,718	$19,446,001	$17,067,695	$16,280,448
Book Value per Capital Unit	$0.946	$0.768	$0.674	$0.643

(1) The plant commenced operations on July 26, 2002.

(2) Northern Growers reorganized from a cooperative to a limited liability company on April 1, 2003.

(3) Adjusted for a four-for-one capital unit split made effective September 1, 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, Northern Lights Ethanol, LLC (“Northern Lights”) (Northern Lights and Northern Growers are also collectively referred to as “we” “us” or “our”). Broin Investments I, LLC owns the remaining minority interest in Northern Lights.

Northern Lights owns and operates an ethanol plant (the “plant”) near Big Stone City, South Dakota. The plant produces fuel-grade ethanol and distillers grains from the processing of corn. Corn is supplied to the plant from purchases of corn on the local open market. The ethanol produced at the plant is sold to Ethanol Products, a Broin affiliate, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Distillers grains, a co-product of the production process, are sold through Dakota Gold Marketing, another Broin affiliate, which markets and sells the product to livestock feeders primarily located in the United States.

Our net income increased by approximately $7.8 million from 2004 to 2005. Net income increased between periods primarily due to strong ethanol prices, which increased our revenues, and low and steady corn prices, which decreased our cost of revenues. Ethanol prices were strong primarily due to higher prices of unleaded gasoline and increased demand resulting from new markets opening up in the United States. Corn prices and costs remained low and stable due to a large carryout and plentiful corn harvest in 2005, in contrast to 2004 when corn prices and costs were significantly higher and more volatile. The decrease in cost of corn between periods was offset, though, by increased natural gas costs.

Our outlook for 2006, at least for the first six months, is favorable yet cautious. We expect ethanol prices to remain favorable because the price of unleaded gasoline is expected to remain at or above its current price levels. Ethanol prices are also expected to be impacted positively by blenders and refineries increasing the use of ethanol, new markets for ethanol opening up due to MTBE phase out, and increased acceptance and exposure of ethanol.  However, the expected increase in demand may be offset by an increase in supply in 2006 and 2007. Approximately 34 plants are expected to come into production in the next 18 months, along with nine operating plants expanding production capacity, thus adding an additional 2.1 billion gallons of annual production capacity. Accordingly, the price of ethanol may trend downward if supply exceeds demand. With respect to distillers grains, we believe that prices will remain at or near its currently low and stable levels due to the low price of corn and soybean meal and, therefore, revenues should remain relatively consistent with 2005.

In terms of our cost of revenues, we expect corn prices and costs to remain low and stable due to a large carryout from 2005. This trend could change in 2006 if inclement weather makes for poor planting, growing or harvest conditions.  Lower corn costs, however, are likely to be offset in part by the continuing high prices of natural gas, although our use of steam from the Big Stone Plant should continue to offset in part this impact. An additional offset may be the rise in shipping costs as it relates to the sale and shipment of distillers grains due to a shipping surcharge recently imposed by the Burlington Northern Santa Fe railroad system.

 Finally, two significant improvements to the plant are planned for 2006, one regarding new technology and the other regarding expansion.  In January 2006,

construction was commenced to incorporate BPX™.  BPX™ is a raw starch technology that allows the plant to skip an energy-intensive step in the cooking process.  Following this construction phase, which is expected to be completed in the summer of 2006, we expect to commence a second construction phase to expand the plant from a name-plate capacity of 40 million gallons annually to 75 million gallons annually, this phase being slated for completion in the summer of 2007. Both improvements are expected to be financed with new debt financing from US Bank National Association of Sioux Falls, South Dakota.

Results of Operations

Comparison of years ended December 31, 2005 and December 31, 2004.

	Year Ended December 31,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	72,633,304	81%	68,501,969	79%
Distillers grains	16,305,319	18%	16,486,472	19%
Incentive	754,085	1%	1,599,144	2%
Total	89,692,708	100%	86,587,585	100%

Cost of Revenues	63,552,756	71%	71,279,883	82%

General and Administrative Expenses	3,913,177	4%	2,984,237	3%

Other Operating Income (Expense)	(1,220,600)	(1)%	(1,424,107)	(2)%

Minority Interest in Subsidiary	(4,848,463)	(5)%	(2,528,026)	(3)%
Net Income	16,157,712	18%	8,371,332	10%

Revenues-Revenue from the sale of ethanol increased 6% from the year ended December 31, 2004 to the year ended December 31, 2005.  The increase was due to a 5% increase in the average price of ethanol per gallon and a 1% increase in sales volume.

Revenue from the sale of distillers grains decreased nominally from the year ended December 31, 2004 to the year ended December 31, 2005. The decrease was due primarily to a 3% decrease in the price of distillers grains, offset by a 2% increase in sales volume.

The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $880,000, or 95%, to $50,000 for the year ended December 31, 2005 from $930,000 for the year ended December 31, 2004.  Minimal incentive revenue was earned under this program for the year ended December 31, 2005 because there was an insignificant increase in ethanol production at the plant from the twelve months ended December 31, 2004.  Payments under this program are based in part on a plant’s increase in production from the prior year’s corresponding periods. Minimal payments from this program are expected in 2006 because of increased participation by ethanol producers, decreased funding, and a termination of the program on September 30, 2006. Incentive revenue from the state of South Dakota decreased $38,000, or 6%, to $705,000 for the year ended December 31, 2005 from $667,000 for the year ended December 31, 2004.

Cost of Revenues-Cost of revenues decreased $7.7 million, or 11%, to $63.6 million for the year ended December 31, 2005 from $71.3 million for the year ended December 31, 2004. The decrease in the cost of revenues was primarily due to a 32% decrease in the cost of corn, offset by a 10% increase in energy costs.  The decrease in the cost of corn was caused primarily by an approximately 26% decrease in the market price of corn per bushel. The decrease in the price of corn was due to a large carryout and a plentiful corn harvest in 2005.

The decrease in the cost of corn was also impacted in part by the use and effect of hedging instruments relative to the market price of corn between periods. Gains and losses that result from a change in value of corn and natural gas hedging instruments are recognized in cost of revenues as the changes occur. Gains are recognized as a decrease to cost of revenues, while losses are recognized as an increase to cost of revenues. For the year ended December 31, 2004, cost of revenues includes losses of $3.5 million from the use of corn hedging instruments. These losses were caused by the significant price fluctuation of corn in 2004 and its effect on the value of the hedging instruments. In late 2003, we increased the use of corn hedging instruments and positions to protect against the market price forecasts for corn. The forecasts predicted higher prices for corn because of low world carryout prior to the growing season, decreased production, and drought. As the year progressed, however, and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined. When the market price declined, the value of the corn hedging instruments fell which led to the $3.5 million loss and a corresponding increase in cost of corn and cost of revenues.

In contrast, there was no material adverse effect on cost of revenues from the use of hedging instruments and the corn market for the year ended December 31, 2005.  Due to the record carryout of corn into 2005 and the overall stable conditions in the commodities markets, we took fewer hedging positions to protect against potential price volatility. As a result, there was considerably less market risk less exposure in 2005 and potential for losses.  Accordingly, for the year ended December 31, 2005, a $245,000 gain resulted from the use of corn hedging instruments which, in turn, led to a corresponding decrease in the cost of revenues.

The decrease in cost of revenues between 2004 and 2005 was offset by a 10% increase in energy costs between periods. This increase was due to a 31% increase in cost of natural gas per unit in 2005 and the effect of a settlement credit in 2004.  Natural gas costs increased because of a decrease in natural gas production nationwide caused primarily by an overly active hurricane season and increased demand for natural gas. As for the settlement credit,  Northern Lights received a credit in 2004 from the adjacent Big Stone Plant, resulting in the cost of steam being lower in 2004 than in 2005.  The Big Stone Plant, which supplies steam to the plant for the production process, issued to Northern Lights a $1.4 million credit in November 2004 after it determined that a metering instrument had been miscalibrated.  The miscalibration caused an erroneous report of steam being transferred to the plant, resulting in an overcharge for the use of steam. The overcharge was resolved in November 2004 when the Big Stone Plant offered Northern Lights the $1.4 million credit, which Northern Lights accepted at such time.

   General and Administrative Expenses-General and administrative expenses increased $930,000 or 31%, to $3.91 million for the year ended December 31, 2005 from $2.98 million for the year ended December 31, 2004.  The increase in general and administrative expenses was primarily the result of increased management incentive fees and employee profit-sharing costs during the year, which are both based on an increase in our profitability.

Interest Expense-Interest expense decreased $80,000, or 5%, to $1.42 million for the year ended December 31, 2005 from $1.50 million for the year ended December 31, 2004.  The decrease in interest expense was due to a $410,000 reduction in outstanding debt from December 31, 2004 to December 31, 2005, along with more favorable interest rates negotiated during the March 2005 refinancing.

Net Income-Net income increased $7.8 million to $16.2 million for the year ended December 31, 2005 from $8.4 million for the year ended December 31, 2004.  This change was caused primarily by, as discussed above, an increase in revenues and a decrease in the cost of corn, offset by an increase in energy costs.

Comparison of years ended December 31, 2004 and December 31, 2003.

	Year Ended December 31,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	68,501,969	79%	51,913,676	73%
Distillers grains	16,486,472	19%	13,643,646	19%
Incentive	1,599,144	2%	5,299,940	7%
Total	86,587,585	100%	70,857,262	100%

Cost of Revenues	71,279,883	82%	58,920,917	83%

General and Administrative Expenses	2,984,237	3%	2,739,136	4%

Other Operating Income (Expense)	(1,424,107)	(2)%	(1,815,711)	(3)%

Minority Interest in Subsidiary	(2,528,026)	(3)%	(1,770,430)	(2)%

	Year Ended December 31,
	2004		2003
Net Income	8,371,332	10%	5,611,068	8%

Revenues-Revenue increased $15.7 million, or 22%, to $86.6 million for the year ended December 31, 2004 from $70.9 million for the year ended December 31, 2003. The increase in total revenues was primarily due to an increase in revenue from the sale of ethanol.

Revenue from the sale of ethanol increased 32% from the year ended December 31, 2003 to the year ended December 30, 2004.  The increase was due primarily to a 24% increase in the average sales price per gallon of ethanol along with a 7% increase in sales volume. The price increase was primarily due to a higher price for unleaded gasoline and a strong demand for ethanol.  Sales volume increased because of an increase in production volume caused by an improvement in the plant’s efficiencies.

Revenue from the sale of distillers grains increased approximately 21% from the year ended December 31, 2003 to the year ended December 31, 2004. The increase was due primarily to a 17% increase in sales volume between periods. The increase in sales volume was also caused by an increase in production volume in 2004.

Total incentive revenues from federal and state government incentive programs decreased by 70% from the year ended December 31, 2003 to the year ended December 31, 2004. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $3.2 million, or 77%, to $900,000 for the year ended December 31, 2004 from $4.1 million for the year ended 2003. Less incentive revenue was earned in 2004 compared to 2003 because there was a far smaller increase in production at the plant from 2003 to 2004 than from the previous periods.

Incentive revenue from the state of South Dakota incentive program decreased $518,000, or 44%, to $667,000 from the year ended December 31, 2003 to the year ended December 31, 2004. The decrease was due to an earlier than anticipated depletion of funds allocated to the program in the 2004 program year (ending June 30, 2004).

Cost of Revenues-Cost of revenues increased $12.4 million, or 21%, to $71.3 million for the year ended December 31, 2004 from $58.9 million for the year ended December 31, 2003.  Cost of revenues for the year ended December 31, 2004 includes the $1.4 million settlement credit received from the Big Stone Plant in November 2004, which, in effect, lowered the cost of revenues by the same amount in 2004 and offset the increase between periods. But by excluding the settlement credit from cost of revenues in 2004, cost of revenues increased $13.8 million, or 23%, to $72.7 million for the year ended December 31, 2004. The $13.8 million increase in the cost of revenues was primarily the result of a 34% increase in the cost of corn. The increase in the cost of corn was caused primarily by an approximately 11% increase in the market price of corn per bushel from the year ended December 31, 2003 to the year ended December 31, 2004. The increase was also partially due to the effect the price volatility of corn had on the use and value of hedging instruments in 2004. Such effect contributed to a $3.5 million loss  and a corresponding increase in cost of corn and cost of revenues in 2004. In contrast, the effect of the use of hedging instruments relative to the corn market in 2003 was positive, causing a $100,000 gain and a corresponding decrease in cost of corn and cost of revenues.

General and Administrative Expenses-General and administrative expenses increased $250,000, or 9%, to $2.98 million for the year ended December 31, 2004 from $2.73 million for the year ended 2003.  The increase in general and administrative expenses was primarily the result of increased management fees and employee profit-sharing costs during the year, which are both based on an increase in our profitability.

Interest Expense-Interest expense decreased $350,000, or 19%, to $1.5 million for the year ended December 31, 2004 from $1.85 million for the year ended 2003.  The decrease in interest expense was primarily due to a $3.7 million reduction in outstanding debt from December 31, 2003 to December 31, 2004.

Net Income-Net income increased $2.8 million to a net income of $8.4 million for the year ended December 31, 2004 from a net income of $5.6 million for the year ended December 31, 2003.  This change was caused primarily by, as discussed above, an increase in revenues from the sale of ethanol, offset by an increase in cost of revenues.

Liquidity and Capital Resources

The following table shows the cash flows between the year ended December 31, 2005 and the year ended December 31, 2004:

	Year Ended December 31
	2005	2004
	$	$
Net cash from operating activities	$26,116,011	11,122,960
Net cash (used for) investing activities	$(1,225,498)	(2,050,295)
Net cash (used for) financing activities	$(16,333,813)	(8,437,658)

Cash Flow From Operating Activities-Operating activities generated $26.1 million for the year ended December 31, 2005, compared to $11.1 million for the year ended December 31, 2004. The increase of $15.0 million in net cash flow provided from operating activities was primarily due to the significant increase in net income between periods, along with a decrease in cash used for accounts receivable and inventory.

Cash Flow From Investing Activities-Net cash flow used for investing activities decreased $820,000 between periods due in part to a refund of $200,570 from the State of South Dakota Department of Revenue for sales, use and contractors’ excise taxes paid on the original construction of the plant, and a smaller amount spent on general capital improvement projects.  In 2005, capital improvement projects included improvements to or for rail expansion, ethanol load-out systems, and buildings, while in 2004 improvements were made primarily to the plant’s dryer and electrical systems.

Cash Flow From Financing Activities-Net cash used for financing activities increased $7.9 million between periods, due primarily to an additional $11.2 million in distributions paid to Northern Growers and the minority member. The $11.2 million increase in total distributions paid was offset by a decrease in payments made on the long-term fixed and variable-rate notes. The decrease in payments on the long-term notes was due in part to the termination of the excess cash flow payment on the fixed-rate note in connection with a debt refinancing on March 30, 2005. As a result of the refinancing, no excess cash flow payments were made during the year ended December 31, 2005, compared to $925,708 in payments during the year ended December 31, 2004. The decrease in payments on the long-term notes was also caused by the March 30th refinancing, as the principal payments on the fixed rate and variable-rate, revolving notes, which would have been normally due on March 31, 2005, were temporarily suspended until the third quarter of 2005.  In addition to the offset from a decrease in payments made on the long-term fixed and variable-rate notes, the increase in cash used for financing activities was offset by an additional $1.03 million borrowed from US Bank on March 30, 2005 to pay for a rail expansion project.

We anticipate that at least $39.6 million in capital expenditures will be made on the plant in 2006 and 2007, most of which relate to the improvements for BPX™ and the plant’s expansion. These expenditures will be financed by cash from operations and additional debt financing from US Bank.  Some of the expected details of the US Bank’s financing are discussed below under “Indebtedness.” We also anticipate in the next 12 months having sufficient cash flows from operating activities and revolving debt to fund working capital and to cover operating and administrative expenses, capital expenditures (other than those discussed in this report) and debt service obligations.

The following table shows the cash flows between the year ended December 31, 2004 and the year ended December 31, 2003:

	Year Ended December 31
	2004	2003
	$	$
Net cash from operating activities	$11,122,960	13,182,320
Net cash (used for) investing activities	$(2,050,295)	(1,128,154)
Net cash (used for) financing activities	$(8,437,658)	(13,766,313)

Cash Flow From Operating Activities-The decrease of approximately $2.1 million in net cash flow provided from operating activities between 2003 and 2004 was due to an increase in net income between periods, offset by a decrease in accounts receivable outstanding in 2004 and a change in corn payable.  Accounts receivable decreased in 2003 because of substantial payments received from the incentive programs, compared to an increase in 2004 when incentive programs provided less cash.  Corn payable increased in 2003 because more agricultural producers at the end of 2003, compared to the end of 2004, elected to defer payment from us to 2004 for delivering corn to the plant.

Cash Flow From Investing Activities-The increase of approximately $950,000 in net cash flow used for investing activities was attributed to an increase in capital improvement projects at the plant from 2003 to 2004.  The capital improvement projects in 2004 consisted of general improvements to the plant, particularly to the plant’s dryer and electrical systems.

Cash Flow From Financing Activities-The decrease of approximately $5.3 million in net cash used for financing activities between periods was due principally to a payment of $5.0 million on the variable-rate, revolving note in 2003, and additional excess cash flow payments of $770,000 in 2003 on the fixed-rate note.  Principal paid on the fixed-rate note relative to required excess cash flow payments totaled approximately $1.6 million in 2003 and $925,708 in 2004.

Indebtedness

                US Bank National Association of Sioux Falls, South Dakota, is Northern Lights’ lender. Prior to March 30, 2005, there were four loans outstanding with US Bank:  a $15.0 million fixed-rate note; a $11.1 million variable-rate non-revolving note; a $5.0 million variable-rate, revolving note; and a $1.2 million fixed-rate note.  The fixed and variable notes were obtained under a loan agreement dated July 11, 2001 and amendments dated January 1, 2003, while the $1.2 million note was obtained separately on May 1, 2003. On March 30, 2005, Northern Lights entered into an amended loan agreement with US Bank to refinance existing debt and obtain additional debt to finance a rail expansion project at the plant, which resulted in five new notes with US Bank: a $15.8 million fixed rate note; a $3.9 million variable-rate, non-revolving note; the $5 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and the $1.2 million fixed-rate note.  Northern Lights is currently negotiating with US Bank for a new financing package to pay for BPX™ and expansion of the plant, but the details are not yet complete.

The $15.8 million fixed-rate note bears an annual interest rate at 6.38%, compared to the previously retired $15.0 million note which bore a fixed rate of 6.95%. The $15.8 million note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, with a balloon payment due at maturity on March 31, 2012, compared to a quarterly payment of interest and principal of $521,000 on the $15.0 million note. Principal payments of $853,434 were made on both notes for the year ended December 31, 2005. The principal balance outstanding on the $15.8 million note was approximately $14.9 million as of December 31, 2005.

The $1.2 million fixed-rate note bears an interest rate at 4.7% annually, compared to a rate of 5.7% prior to the refinancing on March 30, 2005. This note is subject to a maturity of April 30, 2007. Principal payments of $300,214 and $281,964 were made on the note for the year ended December 31, 2005 and December 31, 2004, respectively, and the principal balance outstanding was $482,995 as of December 31, 2005.

The $3.9 million variable-rate, non-revolving note bears an interest rate at US Bank’s prime rate (currently 7.50%), and is subject to a maturity of March 31, 2012. This note requires quarterly payments of interest and amortized principal of $153,000 on the basis of a ten-year term, the first payment being made on June 30, 2005. Principal payments of $292,500 were made on the note for the year ended December 31, 2005.  The principal balance outstanding was approximately $3.6 million as of December 31, 2005.

The $5 million variable-rate, revolving note bears an interest at US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly, as compared to a rate of 1.00% over US Bank’s prime rate prior to refinancing on March 30, 2005.  This note requires quarterly interest-only payments on any amount outstanding and is subject to a maturity of March 31, 2012. The note permits us to re-borrow the difference between the unpaid principal balance outstanding amount on the note and $5 million. The principal balance outstanding on this note was $0.00 as of December 31, 2005 and December 31, 2004.

The $3.0 million variable-rate, revolving note bears an interest rate equal to US Bank’s prime rate and is subject to a maturity of March 31, 2008. This note requires quarterly interest payments when the loan is drawn down. It also carried an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be drawn until the existing $5 million variable rate, revolving note is fully drawn. The maximum available credit was $3,000,000 as of December 31, 2005; accordingly, the principal balance outstanding was $0.00 as of December 31, 2005.

After negotiations are complete, we and US Bank expect to enter into a new financing arrangement for a loan sum up to $33.0 million. The purpose of the arrangement will be to finance the construction of improvements relating to BPX™ and the plant’s expansion. In addition, we intend to refinance all of our existing revolving debt. The construction note is expected to be set at a variable rate until maturity, after which Northern Lights will be permitted to convert it to a term note and have the ability to select from several interest rate options.  The existing $15.8 million and $1.2 million fixed rate notes and the $3.9 million variable rate note are expected to remain in place under the existing terms and conditions.

                In addition to standard covenants and conditions, the following new covenants and/or conditions, among others, are expected with the new financing from US Bank: 1) a minimum working capital requirement of $7.5 million including the unadvanced portion of the existing term revolving debt; and 2) beginning October 2005, a distribution limitation of 50% of total net income until at least $5 million in cash, which would have otherwise been paid out, for initial project equity is obtained.  A distributions level of 80% of total net income will be allowed only upon complying with all other covenants and after successful closing of the new financing. At December 31, 2005, approximately $2.5 million of the initial project equity had been earned towards the $5 million required by US Bank.

In the event of default, US Bank will continue to have the authority to terminate the loan agreements and declare the entire amount immediately due and owing.  Events of default include failure to make payments when due or violation of one or more of the loan agreement’s covenants. In addition, all of our tangible and intangible property, including leasehold interest, easement rights, improvements, equipment, personal property, and contracts, serve as the collateral for the debt financing secured by US Bank.

In addition to our long-term debt, the following tables provides information regarding our consolidated contractual obligations as of December 31, 2005:

Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations (1)	$24,679,525	$3,164,078	$5,731,608	$5,431,938	10,351,901
Capital Lease Obligations	$0	$0	$0	$0	0
Operating Lease Obligations	$384,715	$2,520	$5,040	$5,040	372,115
Purchase Obligations	$5,683,790	$682,940	$1,334,160	$1,334,160	2,332,530
Total Contractual Cash Obligations	$30,748,030	$3,849,538	$7,070,808	$6,771,138	13,056,546

(1) Long-term debt obligations reflect payment obligations arising under the amended Loan Agreement dated March 30, 2005.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

We have reviewed the recent accounting pronouncements and have not identified any that will have a material impact on our financial statements

Critical Accounting Policies and Estimates

Preparation of our financial statements require estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  We continually evaluate these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

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

Inventory Valuation.  We account for corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant costs of disposal.  We derive our estimates from local market prices determined by grain terminals in our area.  Changes in the market value of corn inventory is recognized as a component of cost of revenues.  Ethanol and distillers grains are stated at net realizable value.  Work-in-process and chemical inventory are stated at an average cost method.

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

Long-lived assets, including property, plant and equipment, and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to our estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual cash flows.

Accounting for Derivative Instruments and Hedging Activities.  We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2005 and 2004 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

On the date the derivative instrument is entered into, we designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. Specifically, we use forward, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. However, we do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons. The price of distillers grains is principally influenced by the price of corn and soybean meal, competing protein feed products.

We attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies.  Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of our total corn and natural gas ownership relative to our monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of December 31, 2005 and December 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2005	$9,487,543	$948,754
December 31, 2004	$9,079,366	$907,937

Interest Rate Risk

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had approximately $3.6 million in variable rate, long-term debt as of December 31, 2005.  The interest rate on the variable rate, long-term debt is US Bank’s prime rate, which was 7.25% as of December 31, 2005. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of Northern Growers, LLC located at page F-1 of this report, and financial statements for the year ended December 31, 2005 referenced therein, which are hereby incorporated by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation Of Disclosure Controls And Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, has concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes In Internal Controls

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls during the fourth quarter of 2005.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Compliance with Section 16(a) of the Exchange Act

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Code of Ethics

Information regarding a code of ethics is incorporated in this Form 10-K by reference to Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Directors

Information regarding Northern Growers’ board of managers is incorporated in this Form 10-K by reference from Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Executive officers

Information required by this item regarding the business experience of an executive is incorporated in this Form 10-K by reference from Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference in this Form 10-K from Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference in this Form 10-K from Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference in this Form 10-K from Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 14.  Principal Accounting Fees and Services.

 The information required by this item is incorporated by reference in this Form 10-K from Northern Growers’ Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements—Reference is made to the “Index to Financial Statements” of Northern Growers, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2005 included herein.

(2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3) The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.  The following exhibits constitute a management contract:  10.23 and 10.25.

(b) See Item 15(a)(3)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Date:	March 16, 2006	/s/ Robert Narem
Robert Narem, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHERN GROWERS, LLC

Date:	March 16, 2006	/s/ Robert Narem
Robert Narem, Chief Executive Officer and Chief Financial Officer, Manager (Principal Executive Officer)

Date:
Ronald Anderson, Manager

Date:	March 16, 2006	/s/ Glenn Berdan
Glenn Berdan, Manager

Date:	March 16, 2006	/s/ Wendell Falk
Wendell Falk, Manager

Date:	March 16, 2006	/s/ Dennis Flemming
Dennis Flemming, Manager

Date:	March 16, 2006	/s/ Lars Herseth
Lars Herseth, Manager

Date:	March 16, 2006	/s/ Mark Lounsbery
Mark Lounsbery, Manager

Date:	March 16, 2006	/s/ Robert Metz
Robert Metz, Manager

Date:	March 16, 2006	/s/ Jeff Olson
Jeff Olson, Manager

Date:	March 16, 2006	/s/ Ron Olson
Ronald Olson, Manager

Date:	March 16, 2006	/s/ Delton Strasser
Delton Strasser, Manager

Date:	March 16, 2006	/s/ Steve Street
Steve Street, Manager

Date:	March 16, 2006	/s/ Bill Whipple
Bill Whipple, Manager

Date:	March 16, 2006	/s/ Robert Wittnebel
Robert Wittnebel, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Organization.		Appendix A to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.1	Articles of Organization.		Appendix B to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.2	Third Amended and Restated Operating Agreement dated January 1, 2006.		Exhibit 3(ii)(a) to the Registrant’s Form 8-K filed with the Commission on January 5, 2006.

4.1	Form of Class A Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.1	Corn Price Risk Management Agreement with Broin Management, LLC, dated November 16, 2001		Exhibit 10.4 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.2	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated March 5, 2002.		Exhibit 10.5 to the Registrant’s Form S-4/A filed with the Commission on January 8, 2003.

10.3	DDGS Marketing Agreement with Dakota Commodities (a/k/a Dakota Gold Marketing), dated April 10, 2002.		Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.4	Loan Agreement with US Bank, dated July 11, 2001.		Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.5	Lease Agreement with Big Stone — Grant Industrial Development and Transportation, dated April 18, 2001		Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.6	Steam Sale Agreement with Otter Tail Power Company, dated April 18, 2001.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.7	Water and Fuel Oil Agreement with Otter Tail Power Company, dated August 14, 2001.		Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.8	Electric Service Agreement with Otter Tail Power Company, dated September 26, 2001.		Exhibit 10.12 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.9	Water and Sanitary Sewer Agreement with the City of Big Stone City, dated December 21, 2001.		Exhibit 10.13 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

Exhibit No.	Description	Filed Herewith	Incorporated by Reference

10.10	Access and Rail Agreement with Otter Tail Corporation, dated April 18, 2001.		Exhibit 10.14 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.11	Industry Track Agreement with Burlington Northern and Santa Fe Railway Company, dated January 8, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.12	Service Request Form and Extended Service Agreement with NorthWestern Public Service, dated March 19, 2002.		Exhibit 10.17 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.13	Mortgage in favor of US Bank, dated December 31, 2002.		Exhibit 10.23 to the Registrant’s Form S-4/A filed with the Commission on January 8, 2003.

10.14	Memorandum of Understanding with Broin Enterprises, Inc., dated January 28, 2003.		Exhibit 10.24 to the Registrant’s Form S-4/A filed with the Commission on March 6, 2003.

10.15	$1.2 million Promissory Note with US Bank, dated May 1, 2003.		Exhibit 10.18 to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2003.

10.16	Trading Service Agreement with Alerus Securities Corporation, dated February 2, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 17, 2004.

10.17	Amendment to US Bank Loan Agreement, dated June 22, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.18	Second Amendment to US Bank Loan Agreement, dated March 30, 2005.		Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.19	$15.8 Million Promissory Note with US Bank, dated March 30, 2005.		Exhibit 10.27 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.20	$3.9 Million Promissory Note with US Bank, dated March 30, 2005.		Exhibit 10.28 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.21	$3.0 Million Promissory Note with US Bank, dated March 30, 2005.		Exhibit 10.2 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.22	$5.0 Million Promissory Note with US Bank, dated March 30, 2005.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 16, 2005.

Exhibit No.	Description	Filed Herewith	Incorporated by Reference

10.23	Management Agreement with Broin Management, LLC, dated April 20, 2005.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 16, 2005.

10.24	Technology and Patent Rights License Agreement with Broin and Associates, LLC, dated October 25, 2005. *		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.25	Amendment to the Management Agreement with Broin Management, dated October 25, 2005.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.26	Design Build Agreement with Broin and Associates, Inc., dated October 25, 2005.		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005

21.1	Subsidiaries of the Registrant.	X

31	Rule 13a-14(a)/15d-14(a) Certifications	X

32	Section 1350 Certification	X

*The redacted portions of this exhibit were filed separately with the SEC subject to a request for confidential treatment dated November 14, 2005.

NORTHERN GROWERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and
Members of Northern Growers, LLC

Big Stone City, South Dakota

We have audited the accompanying consolidated balance sheets of Northern Growers, LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Growers, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP
Minneapolis, Minnesota
January 27, 2006

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005, AND 2004

	2005	2004

ASSETS

CURRENT ASSETS
Cash	$12,057,017	$3,500,317
Accounts receivable
Trade related party	3,596,642	3,675,195
Trade	428,129	541,646
Other	195,012	877,357
Inventory	3,782,616	4,639,561
Prepaid expenses	74,133	344,702
Investment in commodity contracts	84,962	110,951

Total current assets	20,218,511	13,689,729

PROPERTY AND EQUIPMENT
Land improvements	3,970,615	3,985,910
Equipment	34,620,861	34,905,067
Buildings	8,149,571	8,125,978
Construction in progress	911,863	17,747
	47,652,910	47,034,702
Less accumulated depreciation	(8,555,706)	(6,148,738)

Net property and equipment	39,097,204	40,885,964

OTHER ASSETS	—	102,814

	$59,315,715	$54,678,507

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005, AND 2004

	2005	2004

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,662,410	$1,200,112
Accounts payable - corn	2,363,338	3,044,095
Accounts payable - related party	520,593	378,631
Accounts payable - construction - related party	—	108,121
Other accrued liabilities	555,946	402,891
Accrued interest	3,847	7,440
Distribution payable - Northern Growers	3,212,093	3,778,051
Distribution payable - minority member	950,775	1,142,000
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	1,932,661	3,063,342

Total current liabilities	11,206,663	13,129,683

LONG-TERM NOTE PAYABLE	17,104,400	16,387,498

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	7,054,934	5,715,325

MEMBERS' EQUITY
Capital units, $0.50 stated value, 25,314,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	11,227,818	6,724,101

Total members' equity	23,949,718	19,446,001

	$59,315,715	$54,678,507

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

REVENUES
Sales related party	$72,633,304	$68,501,969	$51,913,676
Sales	16,305,319	16,486,472	13,643,646
Incentive	754,085	1,599,144	5,299,940
Total revenues	89,692,708	86,587,585	70,857,262

COST OF REVENUES
Cost of revenues	63,552,756	72,729,131	58,920,917
Settlement credit - see Note 12	—	(1,449,248)	—
Total cost of revenues	63,552,756	71,279,883	58,920,917

GROSS PROFIT	26,139,952	15,307,702	11,936,345

EXPENSES	.
General and administrative	3,913,177	2,984,237	2,739,136
Total operating expenses	3,913,177	2,984,237	2,739,136

INCOME FROM OPERATIONS	22,226,775	12,323,465	9,197,209

OTHER INCOME (EXPENSES)
Interest income	75,682	10,780	8,153
Interest expense	(1,420,827)	(1,500,438)	(1,847,108)
Other	124,545	65,551	23,244
Total other income (expenses)	(1,220,600)	(1,424,107)	(1,815,711)

INCOME BEFORE MINORITY INTEREST	21,006,175	10,899,358	7,381,498

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(4,848,463)	(2,528,026)	(1,770,430)

NET INCOME	$16,157,712	$8,371,332	$5,611,068

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.638	$0.331	$0.222

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	25,314,000	25,314,000	25,314,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.460	$0.237	$0.190

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.483	$0.141	$0.145

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

			Additional
	Capital		paid-in	Retained
	Units	Amount	Capital	Earnings	Total

BALANCE, DECEMBER 31, 2002	25,313,800	$12,656,900	$65,000	$3,558,548	$16,280,448
Transfers and adjustments	200	100	(100)	—	—
Net income	—	—	—	5,611,068	5,611,068
Distributions payable	—	—	—	(1,343,224)	(1,343,224)
Distributions paid	—	—	—	(3,480,597)	(3,480,597)

BALANCE, DECEMBER 31, 2003	25,314,000	12,657,000	64,900	4,345,795	17,067,695
Net income	—	—	—	8,371,332	8,371,332
Distributions payable	—	—	—	(3,778,051)	(3,778,051)
Distributions paid	—	—	—	(2,214,975)	(2,214,975)

BALANCE, DECEMBER 31, 2004	25,314,000	12,657,000	64,900	6,724,101	19,446,001
Net income	—	—	—	16,157,712	16,157,712
Distributions payable	—	—	—	(3,212,093)	(3,212,093)
Distributions paid	—	—	—	(8,441,902)	(8,441,902)

BALANCE, DECEMBER 31, 2005	25,314,000	$12,657,000	$64,900	$11,227,818	$23,949,718

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$16,157,712	$8,371,332	$5,611,068
Changes to net income not affecting cash
Depreciation	2,613,727	2,531,969	2,446,104
Amortization of loan fees	102,818	102,848	102,845
Loss on impairment of assets	355,177	—	—
Minority interest in subsidiary's earnings	4,848,463	2,528,026	1,770,430
Decrease (increase) in current assets
Accounts receivable
Related party	78,553	(84,243)	(885,816)
Trade	113,517	(40,761)	114,766
Other	682,345	(574,811)	3,329,166
Inventory	856,945	(338,657)	(297,461)
Prepaid expenses	270,570	(245,115)	(28,193)
Investment in commodity contracts	25,989	73,671	(77,527)
Increase (decrease) in current liabilities
Accounts payable
Trade	428,227	(139,393)	185,042
Corn	(680,757)	(1,134,955)	1,100,172
Related party	141,962	174,411	(240,643)
Accrued liabilities	124,356	(98,683)	214,533
Accrued interest	(3,593)	(2,679)	(162,166)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,116,011	11,122,960	13,182,320

INVESTING ACTIVITIES
Purchase of property and equipment	(1,426,068)	(2,108,018)	(1,382,158)
Tax refund on construction	200,570	57,723	254,004

NET CASH (USED FOR) INVESTING ACTIVITIES	(1,225,498)	(2,050,295)	(1,128,154)

FINANCING ACTIVITIES
Long-term notes payable issued	1,032,369	—	1,500,000
Change in short-term notes payable	—	—	(1,000,000)
Principal paid on long-term notes payable	(1,446,148)	(3,737,459)	(9,411,701)
Distributions paid - Northern Growers	(12,219,954)	(3,558,199)	(3,650,597)
Distributions paid - minority member	(3,700,080)	(1,142,000)	(1,199,091)
Other	—	—	(4,924)

NET CASH (USED FOR) FINANCING ACTIVITIES	(16,333,813)	(8,437,658)	(13,766,313)

NET INCREASE (DECREASE) IN CASH	8,556,700	635,007	(1,712,147)

CASH AT BEGINNING OF YEAR	3,500,317	2,865,310	4,577,457

CASH AT END OF YEAR	$12,057,017	$3,500,317	$2,865,310

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS - page 2

	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,321,551	$1,400,270	$1,762,557

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$62,769	$108,121	$476,216
Notes payable refinanced	18,667,631	—	—
Distributions payable	$4,162,868	$3,778,051	$1,343,224

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the Cooperative), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for a 40 million gallon name-plate annual capacity ethanol plant (the plant) owned by Northern Lights Ethanol, LLC (Northern Lights), and own a 77.16% interest in Northern Lights. For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and Northern Lights on a consolidated basis. Northern Lights was formed on February 14, 2001. On June 26, 2002, the plant began grinding corn and on July 5, 2002, the plant commenced its principal operations. The Company sells ethanol and related products primarily in the United States.

On April 1, 2002, Whetstone Ethanol, LLC (Whetstone) was formed. The initial member of Whetstone was the Cooperative. Whetstone was formed for the purpose of acquiring the assets and liabilities of the Cooperative. On April 10, 2002, the Board of Directors of the Cooperative approved a plan of reorganization related to an exchange whereby Whetstone would acquire the assets and liabilities of the Cooperative. On March 27, 2003, the members of the Cooperative approved the plan of reorganization to take effect on April l, 2003. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Whetstone. For financial statements purposes, no gain or loss was recorded as a result of the exchange transaction.

As a result of the exchange, the Cooperative was dissolved, with Whetstone’s capital units distributed to the members of the Cooperative at a rate of one Whetstone capital unit for each share of equity common stock and all voting common stock of the Cooperative surrendered and retired. In connection with the reorganization, Whetstone subsequently changed its name to Northern Growers, LLC. Under the Northern Growers’ Operating Agreement, a minimum of 5,000 capital units is required to become a member of Northern Growers. Such units are subject to certain transfer restrictions, including approval by the Board of Managers of Northern Growers. Northern Growers also retains the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units or a member becomes bankrupt. The Operating Agreement also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Growers and its 77.16% owned subsidiary, Northern Lights. All significant inter-company transactions and balances have been eliminated in consolidation. For purposes of these financial statements and notes, the use of the term “the Company” refers to the consolidated accounts of Northern Growers and Northern Lights.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand accounts and other accounts that provide withdrawal privileges.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 30 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management believes that all trade receivables are collectible; therefore, there is no valuation allowance as of December 31, 2005 and 2004.

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

Inventories at December 31, 2005 and 2004 are as follows:

	2005	2004

Finished goods	$1,983,179	$2,112,405
Raw materials	660,045	1,500,457
Work-in-process	326,018	399,049
Spare parts inventory	813,374	627,650
	$3,782,616	$4,639,561

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

The Company has recorded an increase (decrease) to cost of revenues of $(211,011), $3,719,496 and $(71,653) related to our derivative contracts for the year ended December 31, 2005, 2004 and 2003, respectively.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin Investments I, LLC in Northern Lights, plus or minus any allocation of income or loss of Northern Lights, less distributions from Northern Lights. Earnings/losses and distributions of Northern Lights are allocated to its members in proportion to the member’s capital accounts.

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

DECEMBER 31, 2005 AND 2004

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

Land improvements consist of landscaping, additional fencing and improvements to the roads for entering and exiting the plant.

Equipment consists of grain systems, trucks, mechanical and electrical production and process equipment, cooling towers, boilers and a reboiler, field sensors and power supplies.

Buildings consists of administrative offices, sheds, catwalks, platforms, and mechanical and grain buildings.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

A loss on impairment of assets for $355,177 was recognized by management during October 2005 and is included in cost of revenues. A subset of the thermal oxidizers was deemed impaired/inoperable and no longer useful due to extreme internal heat damage, although the plant continues to meet all regulatory requirements without the operation of this subset of the thermal oxidizers. Due to the extreme degradation of the equipment, it was determined to have no value and that any scrap value the equipment had would approximate the costs of disposal.

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

Income Taxes

The Company is not a taxpaying entity for federal and state income tax purposes and thus no income tax expense has been recorded in the statements. Income of the Company is taxed to the members in their respective returns.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related products are corn expense, energy expense (steam, natural gas and electricity), raw materials expense (chemicals and denaturant), shipping costs on sales and depreciation on process equipment.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the presentation in 2005. These reclassifications had no change in previously reported net income.

NOTE 3 - NOTES PAYABLE

Short-Term Notes Payable

Northern Growers received advances of $5,000 from various entities to help establish Northern Growers. The notes are due on demand and do not bear interest. The balance of this non-interest bearing note was $5,000 at December 31, 2005 and 2004.

On June 5, 2002, Northern Lights entered into a $1,000,000 promissory note with US Bank National Association, Sioux Falls, South Dakota (Bank), which matured on May 1, 2003.

On December 15, 2002, Northern Lights entered into a $500,000 line of credit with the Bank, which matured on May 1, 2003.

Long-Term Notes Payable

Prior to entering into a refinancing agreement on March 30, 2005, Northern Lights had four loans outstanding with the Bank: a $15.0 million fixed-rate note; an $11.1 million variable-rate non-revolving note; a $5.0 million variable-rate, revolving note; and a $1.2 million fixed-rate note. The financing arrangements for the fixed rate note required Northern Lights to make additional principal payments equal to 15% of its excess cash flow (as defined by the agreement), not to exceed 20% of the outstanding principal balance. In conjunction with the Northern Lights distributions on February 10, 2004 and November 12, 2004, additional excess cash flow payments of $335,664 and $590,044, respectively, were made on the fixed-rate note.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

On March 30, 2005, Northern Lights and US Bank entered into an amended loan agreement.  The purpose of the agreement was to refinance existing debt and to finance a planned rail expansion project.  Effective March 30, 2005, five loans with the Bank became outstanding:  a $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; the $5 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and the $1.2 million note.  As part of the refinancing, the $15 million fixed-rate note and the $11.1 million variable-rate, non-revolving note were retired and an additional $1,032,369 was borrowed for the rail expansion project and included in the refinancing.

The new $15.8 million fixed-rate note bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

The new $3.9 million variable-rate, non-revolving note bears interest at US Bank’s prime rate, or 7.25% at December 31, 2005. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

The new $3.0 million variable-rate, revolving note bears interest at US Bank’s prime rate and carries an unused commitment fee of 3/8% assessed quarterly in arrears.  This note, which requires the payment of interest when drawn, is tied to the borrowing base and cannot be used until the existing $5 million revolving note is fully drawn. The note matures on March 31, 2008.

The $5.0 million variable-rate, revolving note bears interest at US Bank’s prime rate, and carries an unused commitment fee of 3/8% assessed quarterly in arrears.  This note requires quarterly interest-only payments and is subject to maturity on March 31, 2012.

The $1.2 million fixed rate note bears interest at 4.7%, and requires quarterly payments of principal and interest until maturity on April 30, 2007.

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at December 31, 2005.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The balance of the long-term notes payable as of December 31, 2005 and 2004 is as follows:

	2005	2004

Original variable rate, non-revolving note	$—	$8,711,196
Original variable rate, revolving note	—	—
Original fixed rate note	—	9,956,435
Refinanced variable rate, non-revolving note	3,607,500	—
Refinanced fixed rate note	14,946,566	—
Fixed rate note	482,995	783,209

	19,037,061	19,450,840
Less current portion	(1,932,661)	(3,063,342)

	$17,104,400	$16,387,498

At December 31, 2005 and 2004, the Company had no outstanding borrowings against the variable rate revolving notes. The balance available on these notes as of December 31, 2005 and 2004 was $8,000,000 and $5,000,000, respectively.

Minimum principal payments, through the maturity of the notes, follow:

Years Ending December 31,	Amount

2006	$1,932,661
2007	1,861,079
2008	1,780,704
2009	1,871,577
2010	1,968,387
2011 to March 31, 2012	9,622,653

$19,037,061

Minimum principal payments for the year ending December 31, 2006 do not include any related additional principal to US Bank based on excess cash flow. US Bank released Northern Lights of any further excess cash flow payments as of December 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

Northern Growers and Broin Investments I, LLC, are the members of Northern Lights. Northern Growers invested $12,500,000 and Broin Investments I, LLC invested $3,700,000 in Northern Lights Ethanol, LLC for their respective ownership interests of approximately 77% and 23%. In accordance with the Operating Agreement of Northern Lights, Broin Investments I, LLC, has the right to elect two of seven members of the Board of Managers of Northern Lights.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Additional agreements with related parties are included in Note 6.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

As of December 31, 2004, the Company believed the fair value of the long-term note payable obligations approximated the carrying amount due to the variable interest rate feature of the debt. Subsequent to the refinancing in March 2005, the Company believes the carrying amount of long-term note payable obligations exceeds fair value. As the following table presents, the carrying amount of long-term note payable obligations exceeds the fair value by approximately $840,000 at December 31, 2005.

	December 31, 2005
	Carrying Amount	Fair Value

Long-term notes payable	$19,037,061	$18,195,089

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

Original Construction Agreement — The Company had a construction agreement with Broin and Associates, Inc., an affiliate of the minority member of Northern Lights. The agreement, with change orders, totals $47,615,981, all of which was complete as of December 31, 2005.

Expansion Construction Agreement — The Company entered into a Design/Build Agreement with Broin and Associates on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant prior to the incorporation of the raw starch technology. The estimated cost of construction and improvements for both projects is $38.3 million. No liability was incurred on this construction contract as of December 31, 2005 since construction did not begin until January 2006.

Ethanol Marketing Agreement — The Company has an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on July 5, 2007, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Management Agreement — On April 20, 2005, the Company renewed its agreement with Broin Management, LLC for the management and operation of the plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005. The term of the new management agreement, as amended, continues through June 30, 2015.  In exchange for these services, Broin Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus of 5% of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant.

Technology and Patent Rights License Agreement - On October 25, 2005, the Company entered into a Technology and Patent Rights License Agreement with Broin and Associates, Inc. Under this agreement, Broin and Associates granted the Company a non-exclusive license to use certain technology and patents owned, developed, or obtained by Broin and Associates relating to the ethanol and related product production processes. The Company is required to pay an annual licensing fee for the right to use such technology and patents. The term of this agreement continues until June 30, 2015, the date of expiration of the Management Agreement between the Company and Broin Management, LLC.

Risk Management Agreement - The Company has entered into an agreement with Broin Management, LLC for hedge and price risk management services related to the corn and natural gas requirements of the plant. The agreement expires in April 2006 and is renewable for successive one-year terms unless terminated 30 days prior to expiration.

Distillers Grains Marketing Agreement — The Company has an agreement with Dakota Gold Marketing, a related party through ownership by entities related to the minority member, to provide marketing and administrative services for the sale of distillers grains. The agreement commenced on May 10, 2002. The agreement provides for an agency relationship in that Dakota Gold Marketing does not take title to the distillers grains but acts as a broker on behalf of the Company. The agreement began on March 10, 2002 and has a term of five years, renewing for five-year terms unless terminated by either party with 90 days notice prior to expiration.

Revenues and expenses related to agreements with related parties for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Ethanol gross revenues	$72,633,304	$68,501,969	$51,913,676
Management fees expense	1,663,261	995,458	791,659
Marketing fees expense - all products	619,527	691,832	603,186

Agreements with unrelated parties are as follows:

Property Lease — The Company has a ninety-nine-year property lease (an operating lease) with Big Stone-Grant Industrial Development and Transportation, LLC. Rent was $2,400 annually for each of the first five years beginning in 2001. Beginning on May 1, 2006, and every five years thereafter, rent is increased 5% over the immediately preceeding five-year period.

Steam — The Company has an agreement with the Big Stone Plant Co-Owners (the Big Stone Plant); Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service, for steam in a specified amount for use in its ethanol manufacturing process at a base rate, adjusted annually for changes in the cost of

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

energy. The agreement commenced on June 1, 2002 and has a term of ten years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date. Please see Note 12—Cost of Revenues—Settlement Credit, for further details on the steam agreement with the Big Stone Plant.

Expenses related to the property lease and steam agreements for the years ended December 31, 2005, 2004 and 2003 were $2,361,367, $3,378,906 and $2,319,403, respectively.

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Years Ending	Lease	Management	Purchase
December 31,	Agreements	Agreements	Agreements	Total

2006	$2,520	$465,860	$217,080	$685,460
2007	2,520	450,000	$217,080	669,600
2008	2,520	450,000	$217,080	669,600
2009	2,520	450,000	$217,080	669,600
2010	2,520	450,000	$217,080	669,600
2011-2100	372,115	2,025,000	307,530	2,704,645
	$384,715	$4,290,860	$1,392,930	$6,068,505

Corn Delivery — On August 9, 2005, Northern Lights agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’ members are no longer obligated to deliver corn to the plant. Instead, the plant will purchase all of its corn from local corn producers and the open market.  In addition, Northern Lights agreed to honor all member forward contracts for 2006 delivery if the contract was written by September 15, 2005. Purchases of corn from corn delivery agreements and cash contracts from the Northern Growers’ members totaled approximately $22,016,000 and $33,300,000 for the years ending December 31, 2005 and 2004, respectively, of which $1,810,245 and $2,139,294 was recorded as a liability at December 31, 2005 and 2004, respectively.

Incentive Revenue - The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $26,835, $1,064,644 and $7,500,000 has been earned for the USDA program years ended September 30, 2005, 2004 and 2003, respectively. Incentive revenue of $48,682, $932,477 and $4,115,170 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively, for this program.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $583,334, $705,404 and $666,667 for the program years ended June 30, 2006, 2005 and 2004, respectively. Incentive revenue of $705,404, $666,667 and $1,184,770 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively, for this program.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Legal Proceedings — The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Capital Unit Trading - On March 8, 2004, Northern Growers’ members and non-members began trading Northern Growers capital units on an alternative trading system operated by Alerus Securities Corporation of West Fargo, North Dakota.

Environmental Contingency - In January 2003, the Environmental Protection Agency (EPA) issued formal information requests to, among others, plants designed, constructed, and/or managed by Broin and Associates and Broin Management. By virtue of the nature and timing of these requests, the Company’s plant became subject to these requests. The requests required that the subject plants provide the EPA with certain data regarding emissions, presumably to determine whether the applicable plants were in compliance with the Clean Air Act. After this information was provided to the EPA, Broin and Associates, on behalf of the Company and the subject plants managed by Broin Management, initiated discussions with the EPA regarding the application and use of testing methods for quantifying certain types of emissions emanating from these plants.

To date, no legal proceeding is pending with or threatened by the EPA, nor has Broin and Associates resolved with the EPA the application and use of the proper testing method for quantifying emissions. If a proceeding were initiated or settlement reached with the EPA, fines and/or other penalties against the Company could result, the nature and scope of which is uncertain. While there is a reasonable possibility of fines and/or other penalties in the event of any proceeding or settlement, until the EPA and Broin and Associates resolve what the proper testing method will be for measuring emissions, the Company is unable to estimate the scope and magnitude of any possible fine or other penalty. Accordingly, the Company has not accrued any amount to its consolidated statement of operations relating to any potential claim.

NOTE 7 - DISTRIBUTIONS

During March 2003, Northern Lights approved a $1,750,000 distribution, which it paid on April 11, 2003. Northern Growers received approximately $1,350,000 and the minority member received approximately $400,000. In conjunction with this cash distribution, Northern Growers paid a distribution to its members of approximately $1,100,000.

During September 2003, Northern Lights approved a $3,500,000 distribution, which it paid on September 22, 2003. Northern Growers received approximately $2,700,000 and the minority member received approximately $800,000. In conjunction with this cash distribution, Northern Growers paid a distribution to its members of approximately $2,550,000.

During January 2004, Northern Lights approved a $2,000,000 distribution, which it paid on February 10, 2004. Northern Growers received approximately $1,543,000 and the minority member received approximately $457,000. In conjunction with this cash distribution, Northern Growers paid a distribution to its members of approximately $1,343,000.

During November 2004, Northern Lights approved a $3,000,000 distribution, which it paid on November 12, 2004. Northern Growers received approximately $2,315,000 and the minority member received approximately $685,000. In conjunction with this cash distribution, Northern Growers paid a distribution to its members of approximately $2,215,000.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

During January 2005, Northern Lights approved a $5,000,000 distribution, which it paid on February 1, 2005. Northern Growers received approximately $3,858,000 and the minority member received approximately $1,142,000. In conjunction with this cash distribution, on February 7, 2005, Northern Growers paid a distribution of approximately $3,778,000 to its members of record as of December 31, 2004. The above distributions are recorded as a liability as of December 31, 2004.

During July 2005, Northern Lights approved an $8,000,000 distribution, which it paid on July 28, 2005. Northern Growers received $6,172,800 and the minority member received $1,827,200. In conjunction with this cash distribution, on July 29, 2005, Northern Growers paid a distribution of approximately $5,972,800 to its members of record as of April 30, 2005.

During October 2005, Northern Lights approved a $3,200,000 distribution, which it paid on October 28, 2005. Northern Growers received $2,469,120 and the minority member received $730,880. In conjunction with this cash distribution, on October 31, 2005 Northern Growers paid a distribution of $2,469,064 to its members of record as of August 31, 2005.

During January 2006, Northern Lights approved a $4,162,763 distribution, which it paid on January 24, 2006. Northern Growers received approximately $3,212,000 and the minority member received approximately $951,000. In conjunction with this cash distribution, on January 30, 2006, Northern Growers paid a distribution of approximately $3,212,000 to its members of record as of December 31, 2005. The above distributions are recorded as a liability as of December 31, 2005.

NOTE 8 - CAPITAL UNITS

On June 20, 2005, the Board of Managers of Northern Growers approved a four-for-one (4-for-1) capital unit split of its Class A capital units, effective for September 1, 2005. Under the terms of the Class A capital units’ split, members of record as of September 1, 2005 received four capital units for each one capital unit held in Northern Growers. Prior period financial statements have been restated to reflect the capital unit split.

NOTE 9 - INCOME TAXES

As of December 31, 2005 and 2004, the Company’s book basis of assets exceeded their tax basis by approximately $22,900,000 and $12,100,000, respectively. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2005 or 2004.

NOTE 10 - 401(K) PLAN

On February 1, 2003, the Company set up a 401(k) plan for substantially all employees who work more than 1,000 hours per year. Employees can make voluntary contributions up to federally designated limits. The Company matches employee voluntary contributions at a 50% level up to an effective maximum of 2% of gross employee pay. Eligible employees are always fully vested in their account balances resulting from employee voluntary contributions. The Company 401(k) expense for the years ended December 31, 2005 and 2004 was $25,192 and $21,762, respectively.

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2005:

Total revenues	$22,264,409	$20,151,343	$22,174,095	$25,102,861
Gross profit	6,286,254	3,714,285	6,321,903	9,817,510
Operating income (loss)	5,374,964	2,913,306	5,359,768	8,578,737
Income (loss) before Minority Interest	5,081,681	2,611,957	5,036,734	8,275,803
Minority interest in subsidiary (income) loss	(1,170,325)	(614,764)	(1,161,824)	(1,901,550)
Net income (loss)	3,911,356	1,997,193	3,874,910	6,374,253
Basic earnings (loss) per unit	0.154	0.079	0.153	0.252

Year Ended December 31, 2004:

Total revenues	$21,707,883	$20,958,695	$22,296,905	$21,624,102
Gross profit	5,942,562	(1,922,844)	2,327,681	8,960,303
Operating income (loss)	5,084,220	(2,344,298)	1,669,817	7,913,726
Income (loss) before Minority Interest	4,711,367	(2,700,009)	1,307,893	7,580,106
Minority interest in subsidiary (income) loss	(1,092,583)	607,565	(305,533)	(1,737,475)
Net income (loss)	3,618,784	(2,092,444)	1,002,360	5,842,631
Basic earnings (loss) per unit	0.143	(0.083)	0.040	0.231

Year Ended December 31, 2003:

Total revenues	$19,123,755	$17,241,715	$16,110,060	$18,381,732
Gross profit	4,427,581	1,584,621	1,822,589	4,101,554
Operating income	3,693,484	1,010,312	1,125,256	3,368,157
Income before Minority Interest	3,198,000	530,879	675,948	2,976,671
Minority interest in subsidiary (income)	(761,395)	(133,773)	(186,367)	(688,895)
Net income	2,436,605	397,106	489,581	2,287,776
Basic earnings per unit	0.097	0.016	0.019	0.090

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

NOTE 12 - COST OF REVENUES — SETTLEMENT CREDIT

In November 2004, the Company received a credit from Big Stone Plant for approximately $1,450,000. Big Stone Plant is located adjacent to the plant and supplies steam to the plant for the production process. This credit was issued after an informal dispute between the Company and Big Stone Plant regarding the reported volume of steam supplied from Big Stone Plant to the plant. In March 2003, management at the plant questioned Big Stone Plant about the reported volume of steam supplied to the plant from Big Stone Plant. Management believed the reported volume of steam supplied to the plant was excessive, compared to the volume of steam required for the production process. After initial testing and analysis, Big Stone Plant concluded the reported volume of steam was accurate. After further testing and analysis in 2004, however, Big Stone Plant determined that the reported

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

volume of steam was erroneous due to an error caused by the miscalibration of a metering instrument. As a result of this error, Big Stone Plant overcharged the Company for the use of steam in 2003 and 2004. In November 2004, in an effort to resolve the dispute, Big Stone Plant notified the Company that a settlement credit would be issued, which the Company agreed to accept. At December 31, 2004, approximately $708,000 was outstanding from Big Stone Plant in relation to the settlement credit, and was recorded on the consolidated balance sheet as a component of other accounts receivable. At December 31, 2005, there was no balance outstanding as the credit had been depleted in full.

NOTE 13 - SUBSEQUENT EVENTS

During January 2006, the Company approved two change orders in connection with the expansion construction agreement entered into on October 25, 2005. These two change orders total approximately $1.3 million and are for improvements to the plant’s software and for additional storage capacity.

Northern Lights is currently negotiating with US Bank for a new financing arrangement to pay for the expansion construction agreement and the two change orders mentioned above, but the details are not yet complete. After negotiations are complete, Northern Lights expect to enter into a new financing arrangement with US Bank for a loan sum up to $33.0 million. The construction note is expected to be set at a variable rate until maturity, after which Northern Lights will be permitted to convert it to a term note and have the ability to select from several interest rate options. The existing $15.8 million and $1.2 million fixed rate notes and the $3.9 million variable rate note are expected to remain in place under the existing terms and conditions.

 In addition to standard covenants and conditions, the following new covenants and/or conditions, among others, are expected with any new financing from US Bank: 1) a minimum working capital requirement of $7.5 million including the unadvanced portion of the existing term revolving debt; and 2) beginning October 2005, a distribution limitation of 50% of total net income until at least $5 million in cash, which would have otherwise been paid out, for initial project equity is obtained.  A distributions level of 80% of total net income will be allowed only upon complying with all other covenants and after successful closing of the new financing. At December 31, 2005, approximately $2.5 million of project equity had been earned towards the $5 million total required by US Bank.