Form 10-Q
period 2006-03-31
NORTHERN GROWERS LLC
filed 2006-05-15
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 1, 2006, the issuer had 25,314,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005*

ASSETS

CURRENT ASSETS
Cash	$6,893,332	$12,057,017
Accounts receivable
Trade related party	4,793,061	3,596,642
Trade	318,681	428,129
Other	151,655	195,012
Inventory	4,858,241	3,782,616
Prepaid expenses	219,047	74,133
Investment in commodity contracts	41,673	84,962

Total current assets	17,275,690	20,218,511

PROPERTY AND EQUIPMENT
Land improvements	4,906,178	3,970,615
Equipment	34,660,385	34,620,861
Buildings	8,149,571	8,149,571
Construction in progress	4,492,963	911,863
	52,209,097	47,652,910
Less accumulated depreciation	(9,173,165)	(8,555,706)

Net property and equipment	43,035,932	39,097,204

	$60,311,622	$59,315,715

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,295,390	$1,662,410
Accounts payable - corn	862,334	2,363,338
Accounts payable - related party	467,167	520,593
Accounts payable - construction - related party	89,859	—
Other accrued liabilities	653,024	555,946
Accrued interest	5,502	3,847
Distribution payable - Northern Growers	2,760,998	3,212,093
Distribution payable - minority member	839,472	950,775
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	2,015,930	1,932,661

Total current liabilities	8,994,676	11,206,663

LONG-TERM NOTE PAYABLE	16,606,658	17,104,400

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	7,894,406	7,054,934

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 25,314,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	14,093,982	11,227,818

Total members’ equity	26,815,882	23,949,718

	$60,311,622	$59,315,715

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

REVENUES
Sales related party	$21,602,371	$18,106,868
Sales	4,175,170	4,038,569
Incentive	166,575	118,972
Total revenues	25,944,116	22,264,409

COST OF REVENUES	17,280,927	15,978,155

GROSS PROFIT	8,663,189	6,286,254

EXPENSES
General and administrative	1,115,054	911,290
Total operating expenses	1,115,054	911,290

INCOME FROM OPERATIONS	7,548,135	5,374,964

OTHER INCOME (EXPENSES)
Interest income	74,323	10,358
Interest expense	(320,147)	(355,642)
Other	3,795	52,001
Total other income (expenses)	(242,029)	(293,283)

INCOME BEFORE MINORITY INTEREST	7,306,106	5,081,681

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(1,678,944)	(1,170,325)

NET INCOME	$5,627,162	$3,911,356

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.222	$0.155

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	25,314,000	25,314,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.109	$—

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.127	$0.149

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$5,627,162	$3,911,356
Changes to net income not affecting cash
Depreciation	617,459	653,511
Amortization of loan fees	—	25,713
Minority interest in subsidiary’s earnings	1,678,944	1,170,325
Decrease (increase) in current assets
Accounts receivable
Related party	(1,196,419)	(1,016,237)
Trade	109,448	287,939
Other	43,357	831,790
Inventory	(1,075,625)	114,458
Prepaid expenses	(144,914)	39,925
Investment in commodity contracts	43,289	(66,674)
Increase (decrease) in current liabilities
Accounts payable
Trade	(372,760)	(82,320)
Corn	(1,501,004)	(679,928)
Related party	(53,426)	281,245
Accrued liabilities	97,078	102,712
Accrued interest	1,655	2,485

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,874,244	5,576,300

INVESTING ACTIVITIES
Purchase of property and equipment	(4,460,588)	(250,379)
Tax refund on construction	—	200,570

NET CASH (USED FOR) INVESTING ACTIVITIES	(4,460,588)	(49,809)

FINANCING ACTIVITIES
Long-term notes payable issued	—	1,032,369
Principal paid on long-term notes payable	(414,473)	(72,997)
Distributions paid - Northern Growers	(3,212,093)	(3,778,051)
Distributions paid - minority member	(950,775)	(1,142,000)

NET CASH (USED FOR) FINANCING ACTIVITIES	(4,577,341)	(3,960,679)

NET (DECREASE) INCREASE IN CASH	(5,163,685)	1,565,812

CASH AT BEGINNING OF PERIOD	12,057,017	3,500,317

CASH AT END OF PERIOD	$6,893,332	$5,066,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$318,492	$327,445

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$95,599	$—
Refinancing of long-term notes payable	$—	$18,667,631
Distributions payable	$3,600,470	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

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

MARCH 31, 2006 AND 2005

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the presentation in 2006. These reclassifications had no change in previously reported net income.

NOTE 3 -           INVENTORY

Inventory consisted of the following:

	March 31, 2006	December 31, 2005*
	(Unaudited)

Finished goods	$1,634,227	$1,983,179
Raw materials	1,970,761	660,045
Work-in-process	380,969	326,018
Spare parts inventory	872,284	813,374

	$4,858,241	$3,782,616

* Derived from audited financial statements

NOTE 4 -           LONG-TERM NOTES PAYABLE

Prior to entering into a refinancing agreement on March 30, 2005, Northern Lights had four loans outstanding with US Bank National Association, Sioux Falls, South Dakota (Bank):  a $15.0 million fixed-rate note; an $11.1 million variable-rate non-revolving note; a $5.0 million variable-rate, revolving note; and a $1.2 million fixed-rate note. On March 30, 2005, Northern Lights and the Bank entered into an amended loan agreement. The purpose of the agreement was to refinance existing debt and to finance a planned rail expansion project. Effective March 30, 2005, five loans with the Bank became outstanding:  a $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; the $5 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and the $1.2 million note. As part of the refinancing, the $15 million fixed-rate note and the $11.1 million variable-rate, non-revolving note were retired and an additional $1,032,369 was borrowed for the rail expansion project and included in the refinancing.

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

The new $15.8 million fixed-rate note bears an interest rate of 6.38%. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

The new $3.9 million variable-rate, non-revolving note bears interest at the Bank’s prime rate, or 7.50% at March 31, 2006. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005. The note matures on March 31, 2012.

The new $3.0 million variable-rate, revolving note bears interest at the Bank’s prime rate and carries an unused commitment fee of 3/8% assessed quarterly in arrears. This note, which requires the payment of interest when drawn, is tied to the borrowing base and cannot be used until the existing $5 million revolving note is fully drawn. The note matures on March 31, 2008.

The $5.0 million variable-rate, revolving note bears interest at the Bank’s prime rate, and carries an unused commitment fee of 3/8% assessed quarterly in arrears. This note requires quarterly interest-only payments and is subject to maturity on March 31, 2012.

The $1.2 million fixed rate note bears interest at 4.7%, and requires quarterly payments of principal and interest until maturity on April 30, 2007.

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at March 31, 2006.

Long-term notes payable with the Bank consisted of the following:

	March 31, 2006	December 31, 2005*
	(Unaudited)

Refinanced variable rate, non-revolving note	3,570,000	3,607,500
Refinanced fixed rate note	14,647,413	14,946,566
Fixed rate note	405,175	482,995

	18,622,588	19,037,061
Less current portion	(2,015,930)	(1,932,661)

	$16,606,658	$17,104,400

* Derived from audited financial statements

At March 31, 2006 and December 31, 2005, Northern Lights had no outstanding borrowings against the variable rate revolving notes. The balance available on these notes as of March 31, 2006 and December 31, 2005 was $8,000,000.

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Minimum principal payments, through the maturity of the notes, are as follows:

Twelve Months Ending
March 31,	Amount

2007	$2,015,930
2008	1,800,362
2009	1,802,890
2010	1,895,212
2011	1,993,567
2011 to March 31, 2012	9,114,627

$18,622,588

NOTE 5 -           COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

Management Agreement – On April 20, 2005, the Company renewed its agreement with Broin Management, LLC for the management and operation of the plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005. The term of the new management agreement, as amended on October 25, 2005, continues through June 30, 2015. In exchange for these services, Broin Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus of 5% of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to Broin Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the ethanol plant.

Expansion Construction Agreement – The Company entered into a Design/Build Agreement with Broin and Associates on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant prior to the incorporation of the raw starch technology. The estimated cost of construction and improvements for both projects is $39.5 million. Payments of $4,403,104 have been made on the agreement and liability of $89,859 and $0 was accrued on this construction contract as of March 31, 2006 and December 31, 2005, respectively. Construction began during January 2006.

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

There were no other changes to other agreements during this period. Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
March 31,	Agreements	Agreements	Agreements	Total
2007	$2,510	$507,780	$217,080	$727,370
2008	2,520	464,165	217,080	683,765
2009	2,520	460,200	217,080	679,800
2010	2,520	460,200	217,080	679,800
2011	2,520	460,200	217,080	679,800
2012-2100	370,304	1,955,850	253,260	2,579,414

	$382,894	$4,308,395	$1,338,660	$6,029,949

Rail Expansion - During April 2005, Northern Lights started site work on the planned rail expansion project, estimated at a cost of $1.0 million and financed by the Bank (as discussed above in Note 4). The project consists of adding an additional track line to improve the transportation of ethanol and related product by railcar. The rail expansion project was substantially complete at March 31, 2006 and is noted on the balance sheet as land improvements.

Incentive Revenue – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $12,741, $26,835, and $1,064,644 has been earned for the USDA program years ended September 30, 2006, 2005 and 2004, respectively. Negative incentive revenue of ($10,092) and ($986) was recorded for the three months ended March 31, 2006 and 2005, respectively, for this program due to the variability of program rules for payout ratios.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $750,001, $705,404 and $666,667 has been earned for the South Dakota program years ended June 30, 2006, 2005 and 2004, respectively. Incentive revenue of $176,667 and $119,958 was recorded for the three months ended March 31, 2006 and 2005, respectively, for this program.

Legal Proceedings – The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Corn Delivery – On August 9, 2005, the Northern Lights’ Board of Managers agreed to release all of the Company’s members from delivering corn to the ethanol plant effective January 1, 2006. Prior to January 1, 2006, the Company’s members were obligated to deliver corn to the ethanol plant unless Northern Lights released the member from the member’s corn delivery obligation. Effective January 1, 2006, however, the Company’s members are longer obligated to deliver corn to Northern Lights. Northern Lights will instead obtain its corn for the production process through purchases from local corn producers and the open market. In addition, the Northern Lights’ Board of Managers agreed to honor all member forward contracts for 2006 delivery if the contract was written by September 15, 2005.

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 6 -           DISTRIBUTIONS

During January 2006, Northern Lights approved a $4,162,763 distribution, which it paid on January 24, 2006. Northern Growers received $3,211,988 and the minority member received $950,775. In conjunction with this cash distribution, on January 30, 2006, Northern Growers paid a distribution of $3,212,093 to its members of record as of December 31, 2005. The above distributions are recorded as a liability as of December 31, 2005.

During April 2006, Northern Lights approved a $3,675,448 distribution, which it paid on May 1, 2006. Northern Growers received $2,835,976 and the minority member received $839,472. In conjunction with this cash distribution, on May 8, 2006, Northern Growers paid a distribution of $2,760,998 to its members of record as of March 31, 2006. The above distributions are recorded as a liability as of March 31, 2006.

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

Item 2. Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three month period ended March 31, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2005. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”), a South Dakota limited liability company, owns and manages a 77.16% interest in its subsidiary, Northern Lights Ethanol, LLC ( “Northern Lights”), with Broin Investments I, LLC owning the remaining minority interest. (Northern Growers and Northern Lights are also referred to collectively in this report as “we,” “our,” “us,” or the “Company”). Northern Lights, a South Dakota limited liability company, owns and operates an ethanol plant near Big Stone City, South Dakota (the “plant”).

The plant produces ethanol and distillers grains. The principal raw material in the ethanol production process is corn, which is supplied to the plant from local producers and elevators. The ethanol produced at the plant is sold exclusively to a Broin-affiliated company, which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, a by-product of the ethanol production process, are exclusively marketed and sold through another Broin-affiliated company to livestock producers as livestock feed.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and the petroleum markets, weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of corn, soybean meal and other animal feed proteins. Our two largest costs of production are corn and natural gas, although the plant’s use and cost of natural gas is offset by the use of steam supplied from the adjacent Big Stone Plant. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management program used to protect against the price volatility of these commodities.

Our net income increased by approximately $1.7 million from the first quarter of 2005 to the first quarter of 2006. Net income increased between periods primarily due to an increase in ethanol prices and revenues. Ethanol prices increased primarily due to higher prices of unleaded gasoline and increased demand for ethanol. Demand for ethanol continued to increase as a result of an increasing number of oil refineries switching to ethanol in the blending process and an increasing number of states banning MTBE as an oxygenate in unleaded gasoline. The increase in ethanol revenues between periods was offset, though, by increased natural gas costs, as the price of natural gas continued to be impacted by increases in the price of crude oil.

Results of Operations.

Comparison of the three months ended March 31, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31,
	2006		2005
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	21,602,371	83%	18,106,868	81%
Distillers Grains	4,175,170	16%	4,038,569	18%
Incentive	166,575	1%	118,972	1%
Total	25,944,116	100%	22,264,409	100%

Cost of Revenues	17,280,927	67%	15,978,155	72%

General and Administrative Expenses	1,115,054	4%	911,290	4%

Other Operating Income (Expense)	(242,029)	(1)%	(293,283)	(1)%

Minority Interest	(1,678,944)	(6)%	(1,170,325)	(5)%

Net Income (Loss)	$5,627,162	22%	$3,911,356	18%

Revenues- Revenue increased $3.7 million, or 17%, to $25.9 million for the three months ended March 31, 2006 from $22.2 million for the three months ended March 31, 2005. Total revenues increased primarily because of an increase in the average gross sales price per gallon of ethanol.

Revenue from the sale of ethanol increased 19% from the three months ended March 31, 2005 to the three months ended March 31, 2006. The increase was due primarily to a 15% increase in the average gross sales price per gallon of ethanol, along with a 4% increase in sales’ volume.

Revenue from the sale of distillers grains increased 3% from the three months ended March 31, 2005 to the three months ended March 31, 2006. The increase was due primarily to a 14% increase in sales volume, offset by a 10% decrease in the average gross sales price per ton sold. The decrease in the average gross sales price per ton was impacted by an increase in the sale of high moisture distillers grains, which are sold historically at a lower sales price per ton. During the three months ended March 31, 2006, the sales volume of high-moisture distillers grains was more than double the sales volume for the three months ended March 31, 2005.

Incentive revenues from federal and state government incentive programs continued to have less impact on our revenues. No incentive revenue was earned from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program for the three months ended March 31, 2006, and incentive revenue from the

State of South Dakota was $177,000 for the three months ended March 31, 2006 compared to $120,000 for the three months ended March 31, 2005.

Cost of Revenues -Cost of revenues, including production expenses, increased 8% to $17.3 million for the three months ended March 31, 2006 from $16.0 million for the three months ended March 31, 2005. The increase in cost of revenues was due primarily to an increase in energy costs. The cost of corn, conversely, had no material impact on the change in cost of revenues due to relatively stable market prices for corn.

Energy costs increased 38% from the three months ended March 31, 2005 to the three months ended March 31, 2006, with the cost of natural gas contributing the most to this increase. The cost of natural gas per unit increased 36% from the first quarter 2005 to the first quarter 2006 due primarily to the high price of crude oil.

The increase in the cost of natural gas was also impacted in part by the use and effect of hedging instruments between periods. For the three months ended March 31, 2006, cost of revenues includes losses of $340,000 from the use of natural gas hedging instruments. Following a decrease in price of natural gas in the latter part of 2005 and beginning of 2006, we adopted a hedging strategy attempting to capture the benefits associated with decreasing prices. However, when natural gas prices decreased beyond our expectations and positions, the value of our hedging instruments fell, thus leading to losses and a corresponding increase in our cost of revenues.

Our use of steam from the Big Stone Plant continued to reduce our plant’s dependence on natural gas for operations and reduce our overall energy costs. However, we may become more dependent in the future on more costly natural gas due to problems recently experienced by the Big Stone Plant in the shipment of coal to its facility. These problems have temporarily reduced production at the Big Stone Plant and, accordingly, reduced the amount of steam available to us by approximately 20% starting in April 2006.

General and Administrative Expenses-General and administrative expenses increased $200,000, or 22%, to $1.11 million for the three months ended March 31, 2006 from $910,000 for the three months ended March 31, 2005. The increase was primarily due to increased management incentive fees and employee profit-sharing costs during the quarter, which are both based on an increase in our profitability.

Net Income-Net income increased $1.7 million, or 44%, to $5.6 million for the three months ended March 31, 2006 from $3.9 million for the three months ended March 31, 2005. This change was caused primarily by, as discussed above, an increase in the sales price of ethanol, offset by an increase in the market price of natural gas and losses from natural gas hedging.

Liquidity and Capital Resources

The following table shows the cash flows between the three months ended March 31, 2006 and the three months ended March 31, 2005:

	Quarter Ended March 31,
	2006	2005
	$	$
Net cash from operating activities	$3,874,244	$5,576,300
Net cash (used for) investing activities	$(4,460,588)	$(49,809)
Net cash (used for) financing activities	$(4,577,341)	$(3,960,679)

Cash Flow From Operating Activities-Operating activities generated $3.9 million for the three months ended March 31, 2006, compared to $5.6 million for the three months ended March 31, 2005. Even though net income increased $1.7 million, cash provided by operating activities decreased by $1.7 million between periods. The decrease was primarily due to changes in working capital components, namely accounts receivable, inventory and accounts payable for corn. During the three months ended March 31, 2005, the change in accounts receivable between periods was due primarily from the use of the credit from the Big Stone Plant after we were overcharged for the use of steam in 2004.

The change in inventory values provided $114,000 in cash during the three months ended March 31, 2005, compared to a $1.1 million use of cash during the three months ended March 31, 2006. The $1.1 million use of cash for inventory was due primarily to a $1.3 million increase in corn month-end inventory. The number of bushels stored increased 95% during the first three months of 2006 and the per unit value of those bushels increased 115% primarily due to a contract-to-market adjustment at month-end.

Accounts payable for corn also used cash of $680,000 during the three months ended March 31, 2005, compared to a $1.5 million use of cash during three months ended March 31, 2006. While the per bushel price and value of corn payable remained relatively constant for the two periods, there were 830,000 fewer bushels to be paid for at March 31, 2006 compared to March 31, 2005 because of changes in our corn delivery and payment program for producers.

Cash Flow From Investing Activities-Net cash flow used for investing activities increased $4.4 million between periods due primarily to a cash payment of $4.4 million on the plant’s expansion and BPX™ project. In accordance with our expected new loan agreement with US Bank, which is anticipated in the next few weeks, we are required to pay cash for the first $5 million on the expansion and BPX™ project, leaving approximately $600,000 still to be paid in cash before any debt financing from US Bank is made. The total cost of the plant’s expansion and BPX™ project is estimated at $39.5 million, the balance of which will be financed with debt.

Cash Flow From Financing Activities-Net cash used for financing activities increased by $600,000 between periods, due primarily to the increase in cash used for principal payments on our long-term debt. Due to the terms of our debt refinancing on

March 30, 2005, only $73,000 in principal payments were made during the first quarter of 2005, compared to $414,000 in principal payments made during the first quarter of 2006.

We anticipate that at least $40 million in capital expenditures will be made on the plant in 2006 and 2007, most of which relate to the improvements for BPX™ and the plant’s expansion. These expenditures will be financed by cash from operations, as discussed above, and additional debt financing from US Bank. We anticipate that the plant will continue to operate at or above name-plate capacity through the end of the year and that we will have sufficient cash flow from operations and our variable rate, revolving debt to cover operating and administrative costs, capital expenditures (other than discussed in this report) and debt service obligations.

Indebtedness

There are five loans and notes outstanding with US Bank National Association of Sioux Falls, South Dakota, our primary lender: a $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; a $5.0 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and a $1.2 million note. We and US Bank expect to enter into an amended Loan Agreement in the next few weeks, the purpose of which will be to finance the construction of improvements relating to BPX™ and the plant’s expansion, plus to refinance all of our existing revolving debt.

The $15.8 million fixed-rate note bears an interest rate at 6.38%. The note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, with a balloon payment due at maturity on March 31, 2012. This payment is slightly higher than the quarterly payments of $521,000 on the retired $15.0 million note which were required prior to our refinancing on March 30, 2005. Unlike the $15.0 million note, excess cash flow payments are no longer required. Principal payments of $299,154 were made on the note for the three months ended March 31, 2006. The principal balance outstanding was $14,647,412 as of March 31, 2006.

The $3.9 million variable-rate, non-revolving note bears an interest rate at US Bank’s prime rate (currently 7.75%). This note requires quarterly payments of interest and amortized principal of $153,000 on the basis of a ten-year term. The first payment was made on June 30, 2005. Principal payments of $37,500 were made on the note for the three months ended March 31, 2006. Like the fixed-rate note, the maturity on this note is March 31, 2012. The principal balance outstanding was $3,570,000 as of March 31, 2006.

The $5.0 million variable-rate, revolving note bears interest at US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly, compared to a rate of 1.00% over US Bank’s prime rate prior to refinancing. This note requires quarterly interest-only payments on any amount outstanding and is subject to a maturity of March 31, 2012. The note permits us to re-borrow the difference between the unpaid principal balance outstanding amount on the note and $5 million. The principal balance outstanding on this note was $0 as of both March 31, 2006 and March 31, 2005.

The $1.2 million fixed-rate note bears an interest rate at 4.7%. The note matures on April 30, 2007. Principal payments of $77,819 were made on the note for the three months ended March 31, 2006 and the principal balance outstanding was $405,175 as of March 31, 2006.

The $3.0 million variable-rate, revolving note bears an interest rate equal to US Bank’s prime rate and matures on March 31, 2008. This note requires quarterly interest payments when the loan is drawn down. It also carries an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be used until the existing $5.0 million variable rate, revolving note is fully drawn. The maximum available credit is $3.0 million. The principal balance outstanding was $0 as of both March 31, 2006 and March 31, 2005.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

We have reviewed the recent accounting pronouncements and have not identified any that will have a material impact on our financial statements.

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

Inventory Valuation. We account for corn inventory at estimated net realizable market value. Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Changes in the market value of corn inventory is recognized as a component of cost of revenues. Ethanol and distillers grains are stated at net realizable value. Work-in-process, chemical and parts inventory are stated at an average cost method.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the March 31, 2006 and 2005 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of March 31, 2006 and March 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2006	$11,783,357	$1,178,336
March 31, 2005	$4,294,752	$429,475

Interest Rate Risk

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $3,570,000 in variable rate, long-term debt as of March 31, 2006. The interest rate on the variable rate, long-term debt is US Bank’s prime rate, which was 7.50% as of March 31, 2006. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer and management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, have concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the first fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Dated: May 15, 2006
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Third Amended and Restated Operating Agreement dated January 1, 2006 (3)
4.1	Form of Class A Unit Certificate(4)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)                      Appendix A to registrant’s prospectus filed with the Commission on March 17, 2003.

(2)                      Appendix B to registrant’s prospectus filed with the Commission on March 17, 2003.

(3)                      Exhibit 3(ii)(a) to the registrant’s Form 8-K filed with the Commission on January 5, 2006.

(4)                      Exhibit 4.1 to the registrant’s Form S-4 filed with the Commission on July 26, 2002.