Form 10-Q
period 2006-06-30
NORTHERN GROWERS LLC
filed 2006-08-14
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NO. 0-50711

NORTHERN GROWERS, LLC

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA	77-0589881
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 14, 2006, the issuer had 50,628,000 Class A capital units outstanding.

NORTHERN GROWERS, LLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005*

ASSETS

CURRENT ASSETS
Cash	$9,774,325	$12,057,017
Accounts receivable
Trade related party	6,220,852	3,596,642
Trade	438,717	428,129
Other	140,122	195,012
Inventory	5,023,985	3,782,616
Prepaid expenses	234,801	74,133
Investment in commodity contracts	267,589	84,962

Total current assets	22,100,391	20,218,511

PROPERTY AND EQUIPMENT
Land improvements	4,908,181	3,970,615
Equipment	34,725,812	34,620,861
Buildings	8,149,571	8,149,571
Construction in progress	14,809,384	911,863
	62,592,948	47,652,910
Less accumulated depreciation	(9,799,265)	(8,555,706)

Net property and equipment	52,793,683	39,097,204

	$74,894,074	$59,315,715

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,128,144	$1,662,410
Accounts payable - corn	1,123,349	2,363,338
Accounts payable - related party	833,466	520,593
Accounts payable - construction - related party	4,405,300	—
Other accrued liabilities	649,059	555,946
Accrued interest	2,598	3,847
Distribution payable - Northern Growers	8,359,695	3,212,093
Distribution payable - minority member	2,489,396	950,775
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	1,980,835	1,932,661

Total current liabilities	20,976,842	11,206,663

LONG-TERM NOTE PAYABLE	16,104,062	17,104,400

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	8,601,570	7,054,934

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 25,314,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	16,489,700	11,227,818

Total members’ equity	29,211,600	23,949,718

	$74,894,074	$59,315,715

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES
Sales related party	$27,576,203	$15,946,574	$49,178,574	$34,053,442
Sales	4,161,435	4,075,341	8,336,605	8,113,910
Incentive	102,265	129,428	268,840	248,400
Total revenues	31,839,903	20,151,343	57,784,019	42,415,752

COST OF REVENUES	16,098,862	16,437,058	33,379,789	32,415,213

GROSS PROFIT	15,741,041	3,714,285	24,404,230	10,000,539

EXPENSES
General and administrative	1,558,696	800,979	2,673,750	1,712,269
Total operating expenses	1,558,696	800,979	2,673,750	1,712,269

INCOME FROM OPERATIONS	14,182,345	2,913,306	21,730,480	8,288,270

OTHER INCOME (EXPENSES)
Interest income	82,743	21,963	157,066	32,321
Interest expense	(315,690)	(352,263)	(635,837)	(707,905)
Other	2,575	28,951	6,370	80,952
Total other income (expenses)	(230,372)	(301,349)	(472,401)	(594,632)

INCOME BEFORE MINORITY INTEREST	13,951,973	2,611,957	21,258,079	7,693,638

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(3,196,560)	(614,764)	(4,875,504)	(1,785,089)

NET INCOME	$10,755,413	$1,997,193	$16,382,575	$5,908,549

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.425	$0.079	$0.647	$0.233

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	25,314,000	25,314,000	25,314,000	25,314,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.330	$0.236	$0.439	$0.236

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.109	$—	$0.236	$0.149

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$16,382,575	$5,908,549
Changes to net income not affecting cash
Depreciation	1,243,560	1,311,178
Amortization of loan fees	—	51,424
Minority interest in subsidiary’s earnings	4,875,504	1,785,089
Decrease (increase) in current assets
Accounts receivable
Related party	(2,624,210)	(681,406)
Trade	(10,588)	287,598
Other	54,890	740,555
Inventory	(1,241,369)	1,523,597
Prepaid expenses	(160,668)	152,911
Investment in commodity contracts	(182,627)	(94,647)
Increase (decrease) in current liabilities
Accounts payable
Trade	(534,266)	86,835
Corn	(1,239,989)	(1,707,476)
Related party	312,873	(222,395)
Accrued liabilities	93,113	(13,413)
Accrued interest	(1,249)	(3,265)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,967,549	9,125,134

INVESTING ACTIVITIES
Purchase of property and equipment	(10,534,738)	(637,469)
Tax refund on construction	—	200,570

NET CASH (USED FOR) INVESTING ACTIVITIES	(10,534,738)	(436,899)

FINANCING ACTIVITIES
Long-term notes payable issued	—	1,032,369
Principal paid on long-term notes payable	(952,164)	(465,845)
Distributions paid - Northern Growers	(5,973,091)	(3,778,051)
Distributions paid - minority member	(1,790,247)	(1,142,000)

NET CASH (USED FOR) FINANCING ACTIVITIES	(8,715,502)	(4,353,527)

NET INCREASE (DECREASE) IN CASH	(2,282,692)	4,334,708

CASH AT BEGINNING OF YEAR	12,057,017	3,500,317

CASH AT END OF YEAR	$9,774,325	$7,835,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$637,086	$659,747

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$4,405,300	$(108,121)
Distributions payable	$10,849,091	$7,800,038

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the Cooperative), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for a 40 million gallon name-plate annual capacity ethanol plant (the plant) owned by Northern Lights Ethanol, LLC (Northern Lights), and own a 77.16% interest in Northern Lights.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and Northern Lights on a consolidated basis.  Northern Lights was formed as a South Dakota limited liability company on February 14, 2001. On June 26, 2002, the plant began grinding corn and on July 5, 2002, the plant commenced its principal operations. The Company sells ethanol and related products primarily in the United States.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

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

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, insurance expense and professional fees (legal and audit).

NOTE 3 -  INVENTORY

Inventory consisted of the following:

	June 30, 2006	December 31, 2005*
	(Unaudited)

Finished goods	$2,791,643	$1,983,179
Raw materials	943,396	660,045
Work-in-process	374,927	326,018
Spare parts inventory	914,019	813,374
	$5,023,985	$3,782,616

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

(continued on next page)

NORTHERN GROWERS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The new $3.9 million variable-rate, non-revolving note bears interest at the Bank’s prime rate, or 8.25% at June 30, 2006. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

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

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at June 30, 2006.

Long-term notes payable with the Bank consisted of the following:

	June 30, 2006	December 31, 2005*
	(Unaudited)

Refinanced variable rate, non-revolving note	$3,412,500	$3,607,500
Refinanced fixed rate note	14,346,135	14,946,566
Fixed rate note	326,262	482,995

	18,084,897	19,037,061
Less current portion	(1,980,835)	(1,932,661)

	$16,104,062	$17,104,400

* Derived from audited financial statements

At June 30, 2006 and December 31, 2005, Northern Lights had no outstanding borrowings against the variable rate revolving notes.  The balance available on these notes as of June 30, 2006 and December 31, 2005 was $8,000,000.

(continued on next page)

NORTHERN GROWERS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Minimum principal payments, through the maturity of the notes, are as follows:

Twelve Months Ending
June 30,	Amount

2007	$1,980,835
2008	1,737,203
2009	1,825,233
2010	1,919,015
2011	2,018,925
2011 to March 31, 2012	8,603,686

$18,084,897

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

Expansion Construction Agreement – The Company entered into a Design/Build Agreement with Broin and Associates on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant prior to the incorporation of the raw starch technology. The estimated cost of construction and improvements for both projects is $40 million.  Payments of $10,404,084 have been made on the agreement as of June 30, 2006, and a liability of $4,405,300 and $0 was accrued on this construction contract as of June 30, 2006 and December 31, 2005, respectively.  Construction began in January 2006.

(continued on next page)

NORTHERN GROWERS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were no other changes to other agreements during this period. Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
12 Months Ending	Lease	Management	Purchase
June 30,	Agreements	Agreements	Agreements	Total

2007	$2,520	$499,850	$217,080	$719,450
2008	2,520	460,200	217,080	679,800
2009	2,520	460,200	217,080	679,800
2010	2,520	460,200	217,080	679,800
2011	2,541	460,200	217,080	679,821
2012-2100	369,653	1,840,800	198,990	2,409,443
	$382,274	$4,181,450	$1,284,390	$5,848,114

Rail Expansion - During April 2005, the Company started site work on the planned rail expansion project, estimated at a cost of $1.0 million and financed by the Bank (as discussed above in Note 4). The project consists of adding an additional track line to improve the transportation of ethanol and related product by railcar.  The rail expansion project was substantially complete at June 30, 2006 and is noted on the balance sheet as land improvements.

Incentive Revenue – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $15,340, $26,835, and $1,064,644 has been earned for the USDA program years ended September 30, 2006, 2005 and 2004, respectively. Incentive revenue of ($7,493) and $42,997 was recorded for the six months ended June 30, 2006 and 2005, respectively, for this program due to the variability of program rules for payout ratios.  We received notice from the USDA that this program will cease as of June 30, 2006.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $776,333, $705,404 and $666,667 has been earned for the South Dakota program years ended June 30, 2006, 2005 and 2004, respectively. Incentive revenue of $276,333 and $205,403 was recorded for the six months ended June 30, 2006 and 2005, respectively, for this program.

Legal Proceedings – The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Corn Delivery – On August 9, 2005, the Northern Lights’ Board of Managers agreed to release all of Northern Growers’ members from delivering corn to the ethanol plant effective January 1, 2006.  Prior to January 1, 2006, members were obligated to deliver corn to the ethanol plant unless Northern Lights released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, the members are no longer obligated to deliver corn to Northern Lights. Northern Lights will instead obtain its corn for the production process through

(continued on next page)

NORTHERN GROWERS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

purchases from local corn producers and the open market.  In addition, Northern Lights’ Board of Managers agreed to honor all member forward contracts for 2006 delivery if the contract was written by September 15, 2005.

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

During July 2006, Northern Lights approved a $10,899,284 distribution, which it paid on August 2, 2006.  Northern Growers received $8,409,888 and the minority member received $2,489,396.  In conjunction with this cash distribution, on August 7, 2006, Northern Growers paid a distribution of $8,359,695 to its members of record as of June 30, 2006.  The above distributions are recorded as a liability as of June 30, 2006.

NOTE 7 -  CAPITAL UNITS

On June 20, 2005, Northern Growers approved a four-for-one (4-for-1) capital unit split of its Class A capital units, effective for September 1, 2005. Under the terms of the Class A capital units’ split, members of record as of September 1, 2005 received four capital units for each one capital unit held in Northern Growers.  Prior period financial statements have been restated to reflect the capital unit split.

On June 2, 2006, Northern Growers approved a two-for-one (2-for-1) capital unit split of its Class A capital units, effective for July 1, 2006.  Under the terms of the Class A capital units’ split, members of record as of July 1, 2006 received two capital units for each one capital unit held in Northern Growers.

Item 2. Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and six month period ended June 30, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2005. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”), a South Dakota limited liability company, owns and manages a 77.16% interest in its subsidiary, Northern Lights Ethanol, LLC ( “Northern Lights”), with Broin Investments I, LLC owning the remaining minority interest. Northern Lights, a South Dakota limited liability company, owns and operates an ethanol plant (the “plant”) near Big Stone City, South Dakota (Northern Growers and Northern Lights are also referred to collectively in this report as “we,” “our,” “us,” or the “Company”).

The plant produces ethanol and distillers grains. The principal raw material in the ethanol production process is corn, which is supplied to the plant from local producers and elevators. The ethanol produced at the plant is sold exclusively to a Broin-affiliated company, Ethanol Products, LLC, which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, a by-product of the ethanol production process, are exclusively marketed and sold through another Broin-affiliated company, Dakota Gold Marketing, to livestock producers as livestock feed.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and the petroleum markets, weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, and the price of corn, soybean meal and other animal feed proteins. Our two largest costs of production are corn and natural gas, although the plant’s use and cost of natural gas is offset by the use of steam supplied from the adjacent Big Stone Plant. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Our net income increased by approximately $8.7 million from the second quarter of 2005 to the second quarter of 2006. Net income increased between periods primarily due to an increase in revenue from the sale of ethanol. Sales increased due to an increase in demand caused by refineries continuing to phase out MTBE as an oxygenate in the gasoline blending process. While ethanol sales increased, cost of revenues remained approximately the same between quarters as corn prices remained relatively stable between quarters and natural gas prices decreased slightly. We anticipate a continuation of favorable ethanol sales until an additional supply of ethanol comes into production nationwide in the next six to nine months. If this supply is not met with an equal increase in demand, which remains uncertain, the price of ethanol could decrease. Cost of revenues could increase during the same period as a result of a potential increase in the price of corn. Currently, South Dakota and parts of the Upper Midwest are experiencing a drought that could cause a poor corn harvest, resulting in an increase in the price and volatility of corn.  In short, our net income could decrease in the next two quarters and beyond as a result of changes in variables effecting ethanol sales and cost of corn.

From a plant operations standpoint, we continued to make improvements to the plant through the incorporation of BPX™ and expansion.  Construction related to BPX™ is expected to be completed this fall, while construction relating to expansion of the plant (approximately 50% complete) is scheduled to be completed in early summer of 2007.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30,
	2006		2005
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	27,576,203	87%	15,946,574	79%
Distillers Grains	4,161,435	13%	4,075,341	20%
Incentive	102,265	0%	129,428	1%
Total	31,839,903	100%	20,151,343	100%

Cost of Revenues	16,098,862	51%	16,437,058	82%

General and Administrative Expenses	1,558,696	5%	800,979	4%

Other Operating Income (Expense)	(230,372)	(1)%	(301,349)	(1)%

Minority Interest	(3,196,560)	(10)%	(614,764)	(3)%

Net Income (Loss)	$10,755,413	34%	$1,997,193	10%

Revenues- Revenue increased $11.7 million, or 58%, to $31.8 million for the three months ended June 30, 2006 from $20.1 million for the three months ended June 30, 2005. Revenues increased primarily due to an increase in ethanol sales.

Revenue from the sale of ethanol increased $11.6 million, or 73%, to $27.5 million for the three months ended June 30, 2006 from $15.9 million for the three months ended June 30, 2005. A 72% increase in the average gross sales price per gallon of ethanol was primarily responsible for the increase in sales, with prices being driven by an increase in demand for ethanol from refineries in 2006.  Refineries demanded more ethanol in the oxygenate blending process as they continued to phase out MTBE which, historically, was ethanol’s primary competition in the oxygenate process.  Prices also increased sharply between quarters because prices during the three months ended June 30, 2005 were adversely affected by an excess supply of ethanol nationwide.

In addition, demand was affected in part by the Renewable Fuels Standard (RFS) adopted as part of the Energy Policy Act of 2005. The RFS requires 4.0 billion gallons of ethanol or other renewable fuel be used in motor vehicles in 2006, 4.7 billion gallons by 2007, and 7.5 billion gallons of ethanol by 2012. With an additional two billions of ethanol coming into production in 2007, we expect that the total supply of ethanol nationwide will exceed the RFS requirement in 2007. It is uncertain, though, whether refineries will continue to use ethanol in the blending process that exceeds the RFS requirement. Refineries may decline to use the new supply unless new markets for ethanol open up nationwide. If they decline or new markets do not open up, ethanol prices may experience downward pressure in 2007.

Revenue from the sale of distillers grains remained relatively constant between the three months ended June 30, 2006 and the three months ended June 30, 2005, as distillers grain prices remained about the same.

Incentive revenue continued to have almost no impact on revenue. During the three months ended June 30, 2006, we were notified that all payments under the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program have effectively ceased. Our incentive revenue in the future, though insignificant, will be derived solely from South Dakota’s incentive program provided the state continues to support and fund the program.

Cost of Revenues-Cost of revenues, including production expenses, remained relatively constant between the three months ended June 30, 2006 and the three months ended June 30, 2005. While we experienced an 8% increase in the volume of ethanol produced and slightly higher corn costs, a decrease in overall energy costs offset both of these increases.

Energy costs decreased 12% from the three months ended June 30, 2005 to the three months ended June 30, 2006, with a 7% decrease in the cost of natural gas contributing the most to the overall decrease. The decrease in the cost of natural gas per unit was principally due to adequate supplies of natural gas in storage nationwide, unlike last year when supply was outstripped by demand. This trend could change, however, during the third and fourth quarters as we enter into this year’s hurricane season.

Our use of steam from the Big Stone Plant continued to reduce our plant’s dependence on natural gas for operations and reduce our overall energy costs.  We used twice as much steam from the Big Stone Plant during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  This increase was mainly due to a longer period of general maintenance shutdown at the Big Stone Plant during the second quarter of 2005 than in 2006. In addition, the steam-supply problems from the Big Stone Plant, which we experienced last quarter and anticipated might affect us in the second quarter, did not materialize as the Big Stone Plant corrected its coal-supply problem in the latter part of April.

General and Administrative Expenses-General and administrative expenses increased $750,000, or 95%, to $1.55 million for the three months ended June 30, 2006 from $800,000 for the three months ended June 30, 2005. The increase was primarily due to increased management and employee incentive fees and costs during the quarter, which are both based on an increase in our profitability.

Net Income-Net income increased $8.7 million, or 439%, to $10.7 million for the three months ended June 30, 2006 from $2 million for the three months ended June 30, 2005. This change was caused primarily by, as discussed above, an increase in ethanol revenues and relatively constant cost of revenues between periods.

Comparison of the six months ended June 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30,
	2006		2005
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	49,178,574	85%	34,053,442	80%
Distillers Grains	8,336,605	14%	8,113,910	19%
Incentive	268,840	0%	248,400	1%
Total	57,784,019	100%	42,415,752	100%

Cost of Revenues	33,379,789	58%	32,415,213	76%

General and Administrative Expenses	2,673,750	5%	1,712,269	4%

Other Operating Income (Expense)	(472,401)	(1)%	(594,632)	(1)%

Minority Interest in Subsidiary	(4,875,504)	(8)%	(1,785,089)	(4)%
Net Income	$16,382,575	28%	$5,908,549	14%

Revenues-Revenue from the sale of ethanol increased $15.1 million from the six months ended June 30, 2005 to the six months ended June 30, 2006.  The increase was primarily caused by a 41% increase in the average gross sales price per gallon of ethanol.  Ethanol prices were relatively constant during the first six months of 2005, but have been on the rise ever since due to an increase in demand from retail consumers and refineries.

Revenue from the sale of distillers grains remained relatively flat between the six months ended June 30, 2005 to the six months ended June 30, 2006, as prices of distillers grains remained about the same between periods.

Cost of Revenues-Cost of revenues increased by $1 million, or 3%, between the six months ended June 30, 2006 and the six months ended June 30, 2005. Cost of revenues increased between periods due to a 5% increase in the volume of ethanol produced and an 11% increase in overall energy costs.  Energy costs were affected by a 12% increase in the cost of natural gas per unit from the six months ended June 30, 2005 to the six months ended June 30, 2006, the increase largely taking place during the three months ended March 31, 2006. Natural gas prices increased during the first quarter of 2006 following a shortage in supply caused by the destructive hurricane season in the summer and fall of 2005.

General and Administrative Expenses-General and administrative expenses increased $1 million, or 56%, to $2.7 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005.  The increase was primarily due to increased management and employee incentive fees and costs during the period, which are both based on an increase in our profitability.

Net Income-Net income increased $10.5 million to $16.4 million for the six months ended June 30, 2006 from $5.9 million for the six months ended June 30, 2005.  This change was caused primarily by, as discussed above, an increase in the price of ethanol, offset by an increase in natural gas prices.

Liquidity and Capital Resources

The following table shows the cash flow for the six months ended June 30, 2006 and the six months ended June 30, 2005:

	Six Months Ended June 30,
	2006	2005
	$	$
Net cash from operating activities	$16,967,549	$9,125,134
Net cash (used for) investing activities	$(10,534,738)	$(436,899)
Net cash (used for) financing activities	$(8,715,502)	$(4,353,527)

Cash Flow From Operating Activities-Operating activities generated $16.9 million for the six months ended June 30, 2006, compared to $9.1 million for the six months ended June 30, 2005. The increase in 2006 was principally due to an increase in net income flowing from increases in the price of ethanol, offset largely by increases in current assets, particularly ethanol inventory and accounts receivable. Ethanol inventory increased 63% in 2006 due to an increase in the price of ethanol, unlike in 2005 when ethanol inventory decreased by 65% due to a decrease in the number of gallons in inventory. Ethanol accounts receivable increased 73% in 2006 due principally to increases in the price of ethanol. In 2005, ethanol accounts receivable increased only by 19% due to an increase in the number of gallons to be paid for at June 30, 2005.

Cash Flow From Investing Activities-Net cash flow used for investing activities increased $10.1 million between periods due largely to cash payments of $10.4 million on the plant’s expansion and BPX™ project. In accordance with our expected new loan agreement with US Bank, which is anticipated to be entered into shortly, we are required to pay cash for the first $5 million on the expansion and BPX™ project, plus any change orders.  The total cost of the plant’s expansion and BPX™ project is estimated at $40 million, $33 million of which will be financed with debt.  We are anticipating that while we have made $10.4 million in payments on the projects, we will receive back from US Bank $3.4 million to reflect our expected cash payment obligation described above.

Cash Flow From Financing Activities-Net cash used for financing activities increased by $4.3 million between periods, due primarily to an additional $2.8 million in distributions paid to members in the first six months of 2006 compared to the first six months of 2005.  In addition, due to the terms of our debt refinancing on March 30, 2005, the principal payments normally due on March 31, 2005 were not made.  Accordingly, only $465,000 in principal payments were made during the first six months of 2005, compared to $952,000 in principal payments during the first six months of 2006.

We anticipate that at least $42 million in capital expenditures will be made on the plant in 2006 and 2007, most of which relate to the improvements for BPX™ and the plant’s expansion. These expenditures will be financed by cash from operations, as discussed above, and additional debt financing from US Bank. We anticipate that the plant will continue to operate at or above name-plate capacity through the end of the year and that we will have sufficient cash flow from operations and our variable rate, revolving debt to cover operating and administrative costs, capital expenditures (other than discussed in this report) and debt service obligations.

Indebtedness

Until we enter into an anticipated new loan agreement with US Bank, the basis of which will serve to finance the construction of improvements for BPX™ and the plant’s expansion as well as to refinance our revolving debt, there are currently five loans and notes outstanding with US Bank: a $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; a $5.0 million variable-rate, revolving note; a $1.2 million fixed-rate note, and a $3.0 million variable-rate, revolving note.

The $15.8 million fixed-rate note bears an interest rate at 6.38%. The note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, with a balloon payment due at maturity on March 31, 2012. This payment is slightly higher than the quarterly payments of $521,000 on the retired $15.0 million note which were required prior to our refinancing on March 30, 2005. Unlike the $15.0 million note, excess cash flow payments are no longer required. Principal payments of $301,000 and $600,000 were made on the note for the three and six months ended June 30, 2006, respectively. The principal balance outstanding was $14,346,000 as of June 30, 2006.

The $3.9 million variable-rate, non-revolving note bears an interest rate at US Bank’s prime rate (currently 8.25%). This note requires quarterly payments of interest and amortized principal of $153,000 on the basis of a ten-year term, the first payment being made on June 30, 2005. Principal payments of $158,000 and $195,000 were made on the note for the three and six months ended June 30, 2006, respectively. Like the fixed-rate note, the maturity on this note is March 31, 2012. The principal balance outstanding was $3,413,000 as of June 30, 2006.

The $5.0 million variable-rate, revolving note bears interest at US Bank’s prime rate and carries an unused commitment fee of 0.375%, assessed quarterly. This note requires quarterly interest-only payments on any amount outstanding and is subject to a maturity of March 31, 2012. The note permits us to re-borrow the difference between the unpaid principal balance outstanding amount on the note and $5 million. The principal balance outstanding on this note was $0 as of both June 30, 2006 and June 30, 2005.

The $1.2 million fixed-rate note bears an interest rate at 4.7%. The note matures on April 30, 2007. Principal payments of $79,000 and $157,000 were made on the note for the three and six months ended June 30, 2006, respectively, and the principal balance outstanding was $326,000 as of June 30, 2006.

The $3.0 million variable-rate, revolving note bears an interest rate equal to US Bank’s prime rate and matures on March 31, 2008. This note requires quarterly interest payments when the loan is drawn down. It also carries an unused commitment fee of 0.375%, assessed quarterly. The note is tied to the borrowing base and cannot be used until the existing $5.0 million variable rate, revolving note is fully drawn. The maximum available credit is $3.0 million. The principal balance outstanding was $0 as of both June 30, 2006 and June 30, 2005.

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

Inventory Valuation. We account for corn inventory at estimated net realizable market value. Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Changes in the market value of corn inventory are recognized as a component of cost of revenues. Ethanol and distillers grains are stated at net realizable value. Work-in-process, chemical and parts inventory are stated at an average cost method.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the June 30, 2006 and 2005 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st — November 7th) and withdrawal (November 14th — March 31st) seasons. The price of distillers grains is principally influenced by the price of corn and soybean meal, competing protein feed products.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of June 30, 2006 and June 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2006	$14,148,062	$1,414,806
June 30, 2005	$5,130,376	$513,038

Interest Rate Risk

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $3,413,000 in variable rate, long-term debt as of June 30, 2006. The interest rate on the variable rate, long-term debt is US Bank’s prime rate, which was 8.25% as of June 30, 2006. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever feasible.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the second fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

During the quarter ended June 30, 2006, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2005 Annual Report on our Form 10K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 12, 2006, Northern Growers held its 2006 annual meeting of members in Milbank, South Dakota, at which time the following individuals were elected to the board of managers to fill four open seats: Ronald Anderson, R. Lars Herseth, Heath Peterson and Delton Strasser. The nominees and voting results of the annual meeting were as follows:

Board of Manager Nominees	District One or Two	For
Ronald Anderson	One	Unanimous
R. Lars Herseth	One	Unanimous
Heath Peterson	One	Unanimous
Delton Strasser	One	Unanimous

Following the annual meeting and election, the board of managers for Northern Growers consists of the following persons and their term of office:

Current Board of Managers	Term Expires	District One or Two
Ronald Anderson	2009	One
Wendell Falk	2008	One
Dennis Flemming	2007	One
R. Lars Herseth	2009	One
Mark Lounsbery	2008	One
Robert Metz	2007	One
Robert Narem	2008	One
Jeff Olson	2007	Two
Ronald Olson	2007	One
Heath Peterson	2009	One
Delton Strasser	2009	One
Steve Street	2007	One
Bill Whipple	2008	One
Robert Wittnebel	2008	Two

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: August 14, 2006

	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Fourth Amended and Restated Operating Agreement dated July 1, 2006
4.1	Form of Class A Unit Certificate(3)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)       Appendix A to registrant’s prospectus filed with the Commission on March 17, 2003.

(2)       Appendix B to registrant’s prospectus filed with the Commission on March 17, 2003.

(3)       Exhibit 4.1 to the registrant’s Form S-4 filed with the Commission on July 26, 2002.