Form 10-Q
period 2006-09-30
NORTHERN GROWERS LLC
filed 2006-11-14
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 14, 2006, the issuer had 50,628,000 Class A capital units outstanding.

NORTHERN GROWERS, LLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2006	2005*

ASSETS

CURRENT ASSETS
Cash	$3,986,349	$12,057,017
Accounts receivable
Trade related party	5,609,168	3,596,642
Trade	595,126	428,129
Other	486,304	195,012
Inventory	8,159,166	3,782,616
Prepaid expenses	209,166	74,133
Investment in commodity contracts	346,457	84,962

Total current assets	19,391,736	20,218,511

PROPERTY AND EQUIPMENT
Land improvements	5,027,206	3,970,615
Equipment	34,784,345	34,620,861
Buildings	8,149,571	8,149,571
Construction in progress	23,189,758	911,863
	71,150,880	47,652,910
Less accumulated depreciation	(10,430,034)	(8,555,706)

Net property and equipment	60,720,846	39,097,204

OTHER ASSETS	225,511	—

	$80,338,093	$59,315,715

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2006	2005*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,194,382	$1,662,410
Accounts payable - corn	1,130,144	2,363,338
Accounts payable - related party	1,169,803	520,593
Accounts payable - construction - related party	2,630,712	—
Other accrued liabilities	613,469	555,946
Accrued interest	7,708	3,847
Distribution payable - Northern Growers	8,337,419	3,212,093
Distribution payable - minority member	2,512,400	950,775
Notes payable - due upon demand	5,000	5,000
Current portion of note payable	1,920,970	1,932,661

Total current liabilities	19,522,007	11,206,663

LONG-TERM NOTE PAYABLE	15,755,102	17,104,400

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	10,226,788	7,054,934

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Retained earnings	22,112,296	11,227,818

Total members’ equity	34,834,196	23,949,718

	$80,338,093	$59,315,715

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES
Sales related party	$30,720,882	$17,763,603	$79,899,456	$51,817,045
Sales	3,909,394	4,178,049	12,245,999	12,291,959
Incentive	266,044	232,443	534,884	480,843
Total revenues	34,896,320	22,174,095	92,680,339	64,589,847

COST OF REVENUES	14,732,663	15,852,192	48,112,452	48,267,405

GROSS PROFIT	20,163,657	6,321,903	44,567,887	16,322,442

EXPENSES
General and administrative	1,815,977	962,135	4,489,727	2,674,404
Total operating expenses	1,815,977	962,135	4,489,727	2,674,404

INCOME FROM OPERATIONS	18,347,680	5,359,768	40,078,160	13,648,038

OTHER INCOME (EXPENSES)
Interest income	62,825	17,048	219,891	49,369
Interest expense	(322,576)	(358,699)	(958,413)	(1,066,604)
Other	9,704	18,617	16,074	99,569
Total other income (expenses)	(250,047)	(323,034)	(722,448)	(917,666)

INCOME BEFORE MINORITY INTEREST	18,097,633	5,036,734	39,355,712	12,730,372

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(4,137,618)	(1,161,824)	(9,013,122)	(2,946,913)

NET INCOME	$13,960,015	$3,874,910	$30,342,590	$9,783,459

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.276	$0.077	$0.599	$0.193

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.165	$0.049	$0.384	$0.167

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.165	$0.118	$0.283	$0.193

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$30,342,590	$9,783,459
Changes to net income not affecting cash
Depreciation	1,874,329	1,970,258
Amortization of loan fees	2,374	77,137
Minority interest in subsidiary’s earnings	9,013,122	2,946,913
Decrease (increase) in current assets
Accounts receivable
Related party	(2,012,526)	(800,389)
Trade	(166,997)	120,902
Other	(291,292)	704,301
Inventory	(4,376,550)	2,175,431
Prepaid expenses	(135,033)	233,706
Investment in commodity contracts	(261,495)	(6,536)
Increase (decrease) in current liabilities
Accounts payable
Trade	(468,028)	327,275
Corn	(1,233,194)	(2,224,928)
Related party	649,210	(39,322)
Accrued liabilities	57,523	118,306
Corn contract liability	—	584,609
Accrued interest	3,861	(2,981)

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,997,894	15,968,141

INVESTING ACTIVITIES
Purchase of property and equipment	(21,130,668)	(1,258,851)
Tax refund on construction	263,410	200,570

NET CASH (USED FOR) INVESTING ACTIVITIES	(20,867,258)	(1,058,281)

FINANCING ACTIVITIES
Long-term notes payable issued	—	1,032,369
Principal paid on long-term notes payable	(1,360,989)	(860,712)
Distributions paid - Northern Growers	(14,332,787)	(9,750,890)
Distributions paid - minority member	(4,279,643)	(2,969,200)
Cash paid for financing costs	(227,885)	—

NET CASH (USED FOR) FINANCING ACTIVITIES	(20,201,304)	(12,548,433)

NET INCREASE (DECREASE) IN CASH	(8,070,668)	2,361,427

CASH AT BEGINNING OF YEAR	12,057,017	3,500,317

CASH AT END OF YEAR	$3,986,349	$5,861,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$952,136	$992,450

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$2,630,712	$—
Distributions payable	$10,849,819	$3,199,944

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

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

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, insurance expense and professional fees (legal and audit).

NOTE 3 - INVENTORY

Inventory consisted of the following:

	September 30, 2006	December 31, 2005*
	(Unaudited)

Finished goods	$3,188,723	$1,983,179
Raw materials	3,585,167	660,045
Work-in-process	388,441	326,018
Spare parts inventory	996,835	813,374
	$8,159,166	$3,782,616

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The new $3.9 million variable-rate, non-revolving note bears interest at the Bank’s prime rate, or 8.25% at September 30, 2006. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

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

Northern Lights is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at September 30, 2006.

On August 28, 2006, we entered into an amended and restated loan agreement with US Bank for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million notes into one note.

The agreement restructured the loan by combining the existing $3 million and $5 million revolving loans and notes into a single $8 million revolving loan and note. The new revolving loan permits Northern Lights to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving loan bears a variable-interest rate equal to the prime rate announced by US Bank from time to time, adjusted each time the Prime Rate changes. Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.

Long-term notes payable with the Bank consisted of the following:

	September 30, 2006	December 31, 2005*
	(Unaudited)

Refinanced variable rate, non-revolving note	$3,386,971	$3,607,500
Refinanced fixed rate note	14,042,541	14,946,566
Fixed rate note	246,560	482,995

	17,676,072	19,037,061
Less current portion	(1,920,970)	(1,932,661)
	$15,755,102	$17,104,400

* Derived from audited financial statements

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2006 and December 31, 2005, Northern Lights had no outstanding borrowings against the variable rate revolving notes.  The balance available on these notes as of September 30, 2006 and December 31, 2005 was $8,000,000.

Minimum principal payments, through the maturity of the notes, are as follows:

Twelve Months Ending
September 30,	Amount

2007	$1,920,970
2008	1,758,337
2009	1,847,748
2010	1,943,001
2011	2,044,478
2011 to August 31, 2014	8,161,538

$17,676,072

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

Risk Management Agreement – During October 2006, the Company renewed its agreement with Broin Management, LLC for corn and natural gas price risk management for the plant. The original agreement was executed on August 1, 2003 and remains in effect until January 1, 2007, the effective date of the new agreement. The term of the new risk management agreement continues through December 31, 2011 and will be automatically extended for an additional five (5) year term unless either party gives written notice ninety (90) days prior to expiration.  In exchange for services relating to hedging and price risk management for corn and natural gas for the plant, Broin Management receives an annual fee of $55,920, payable in equal quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.

Expansion Construction Agreement – The Company entered into a Design/Build Agreement with Broin and Associates on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant prior to the incorporation of the raw starch technology. The estimated cost of construction and improvements for both projects is $42.5 million.  Payments of $20,822,455 have been made on the agreement as of September 30, 2006, and a liability of $2,630,712 and $0 was accrued on this construction contract as of September 30, 2006 and December 31, 2005, respectively.  Construction began in January 2006.

There were no other changes to other agreements during this period. Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
12 Months Ending	Lease	Management	Purchase
September 30,	Agreements	Agreements	Agreements	Total

2007	$2,520	$514,035	$217,080	$733,635
2008	2,520	516,120	217,080	735,720
2009	2,520	516,120	217,080	735,720
2010	2,520	516,120	217,080	735,720
2011	2,572	516,120	217,080	735,772
2012-2100	368,992	1,739,730	144,720	2,253,442
	$381,644	$4,318,245	$1,230,120	$5,930,009

Rail Expansion – During April 2005, the Company started site work on the planned rail expansion project, estimated at a cost of $1.0 million and financed by the Bank (as discussed above in Note 4). The project consists of adding an additional track line to improve the transportation of ethanol and related product by railcar.  The rail expansion project was complete at September 30, 2006 and is noted on the balance sheet as land improvements.

Incentive Revenue – The Company received an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $31,385, $26,835, and $1,064,644 has been earned for the USDA program years ended September 30, 2006, 2005 and 2004, respectively. Incentive revenue of $8,552 and $25,439 was recorded for the nine months ended September 30, 2006 and 2005, respectively, for this program due to the variability of program rules for payout ratios.  We received notice from the USDA that this program was complete with the last payment we received September 8, 2006.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Revenue of $250,000, $776,333 and $705,404 has been earned for the South Dakota program years ended June 30, 2007, 2006 and 2005, respectively. Incentive revenue of $526,332 and $455,404 was recorded for the nine months ended September 30, 2006 and 2005, respectively, for this program.

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

During October 2006, Northern Lights approved an $11,000,000 distribution, which it paid on October 30, 2006.  Northern Growers received $8,487,600 and the minority member received $2,512,400.  In conjunction with this cash distribution, on November 6, 2006, Northern Growers paid a distribution of $8,337,419 to its members of record as of September 30, 2006.  The above distributions are recorded as a liability as of September 30, 2006.

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

NOTE 8 - SUBSEQUENT EVENTS

On August 28, 2006, we entered into an amended and restated loan agreement with US Bank for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million notes into one note.

The new construction loan and note is for a sum of $33 million. Half of the loan is subject to a variable rate of One-Month LIBOR plus 2.75% under an interest rate swap agreement, to be adjusted and the interest payable monthly.  The other half is subject to the Bank’s prime rate with interest payments due to the Bank monthly.  On

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 16, 2006, US Bank funded $16,252,360 in one lump sum to the Company for the construction note that is subject to the interest rate swap agreement.  In the event that the construction loan qualifies for a term loan, the outstanding principal balance and accrued interest will be converted to a term loan no later than August 31, 2007. The term loan will be subject to two interest rate options at the time of conversion, a variable interest rate or a fixed interest rate. The variable rate will be subject to the same rate as the construction loan, while the term loan will be subject to a rate agreed to between the parties. Regardless of the rate, the loan will be amortized over a ten-year period commencing August 31, 2007 and is subject to a maturity no later than August 31, 2014. Payments of principal and interest are due quarterly beginning November 30, 2007.

Item 2. Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and nine-month periods ended September 30, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2005. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”), a South Dakota limited liability company, owns and manages a 77.16% interest in its subsidiary, Northern Lights

Ethanol, LLC (“Northern Lights”), with Broin Investments I, LLC owning the remaining minority interest. (Northern Growers and Northern Lights are also referred to collectively in this report as “we,” “our,” “us,” or the “Company”). Northern Lights, a South Dakota limited liability company, owns and operates an ethanol plant near Big Stone City, South Dakota (the “plant”).

The plant produces ethanol and distillers grains. The principal raw material in the ethanol production process is corn, which is supplied to the plant from local producers and elevators. The ethanol produced at the plant is sold exclusively to a Broin-related company, Ethanol Products, LLC, which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, a by-product of the ethanol production process, are exclusively marketed and sold through another Broin-related company, Dakota Gold Marketing, to livestock producers as livestock feed.

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

Our net income increased by approximately $10.1 million from the third quarter of 2005 to the third quarter of 2006. Net income increased between periods primarily due to an increase in revenue from the sale of ethanol. Sales increased from the third quarter of 2005 to the same period in 2006 due to a 9% increase in ethanol sales volume and continued increases in demand for ethanol nationally. Coupled with an increase in ethanol sales, cost of revenues between periods was slightly lower, as our energy and corn costs decreased.  However, we do not anticipate that ethanol sales and cost of revenues will remain at third quarter levels. Since mid September, ethanol prices have decreased due to an increase in the supply of ethanol nationwide and a decrease in the price of unleaded gasoline. Corn prices, moreover, have pushed upward due to increased demand and a decrease in supply following the 2006 harvest.  We believe these trends will continue going into 2007.

We recently completed the incorporation of BPX™ into the plant production process on October 12, 2006. We expect that BPX™ will reduce our energy costs and improve overall plant performance, although it is uncertain as to when optimum performance will be achieved. Construction for expansion of the plant from a name-plate production capacity of 40 million gallons to 75 million gallons is expected to be completed in June 2007.

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30,
	2006		2005
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	30,720,882	88%	17,763,603	80%
Distillers Grains	3,909,394	11%	4,178,049	19%
Incentive	266,044	1%	232,443	1%
Total	34,896,320	100%	22,174,095	100%

Cost of Revenues	14,732,663	42%	15,852,192	71%

General and Administrative Expenses	1,815,977	5%	962,135	4%

Other Operating Income (Expense)	(250,047)	(1)%	(323,034)	(1)%

Minority Interest	(4,137,618)	(12)%	(1,161,824)	(5)%

Net Income (Loss)	13,960,015	40%	3,874,910	17%

Revenues- Revenue increased $12.7 million, or 57%, to $34.8 million for the three months ended September 30, 2006 from $22.1 million for the three months ended September 30, 2005. Total revenues increased primarily due to an increase in ethanol sales.

Revenue from the sale of ethanol increased $13.0 million, or 73%, to $30.7 million for the three months ended September 30, 2006 from $17.7 million for the three months ended September 30, 2005. The increase was primarily driven by a 73% increase in the average gross sales price per gallon of ethanol, along with a 9% increase in sales volume. Ethanol prices increased between periods primarily due to an increase in demand for ethanol from refineries during the third quarter of 2006. Refineries demanded more ethanol in the oxygenate blending process as they continued to phase out MTBE which, historically, was ethanol’s primary competition in the oxygenate process.  Sales volume increased due to an increase in production volume between periods, resulting primarily from our decision to delay annual plant shutdown for general maintenance until after the quarter end in 2006 compared to prior to the quarter end in 2005.

Revenue from the sale of distillers grains remained relatively constant between periods, as distillers grain prices remained about the same.  The increase in ethanol production in 2007 is expected to translate into a similar increase in production of distillers grains during the same periods, but it remains uncertain whether the additional supply of distillers grains will be met with new demand. New markets, for example in the hog and poultry industry, will need to open up or the price could start a downward trend.

Cost of Revenues -Cost of revenues, including production expenses, decreased $1.1 million, or 7%, to $14.7 million for the three months ended September 30, 2006 from $15.8 million for the three months ended September 30, 2005.  While we experienced a 12% increase in the volume of ethanol produced, lower corn costs and a decrease in overall energy costs offset the increased production volume.

Corn costs decreased 18% from the three months ended September 30, 2005 to the three months ended September 30, 2006. While local corn prices increased slightly between periods, a $2.1 million gain resulting from the effects of our hedging instruments and contract valuation offset the price increase and decreased our cost of corn. Valuation of our forward contracts at the third-quarter end led to a substantial portion of this gain due to purchasing corn prior to September 30, 2006 at a price lower than the price at the third-quarter end. The other portion of the gain was due to favorable positions we assumed in the corn market during a period of increasing CBOT prices.

Energy costs decreased 16% per gallon from the three months ended September 30, 2005 to the three months ended September 30, 2006, with a 21% increase in steam from the Big Stone Plant contributing the most to the overall decrease. Our use of steam from the Big Stone Plant continued to reduce our plant’s dependence on natural gas for operations and reduce our overall energy costs. We used less steam during the third quarter of 2005 because the Big Stone Plant was shut down temporarily for general maintenance work. This shut down resulted in an increased use of natural gas in the production process for third quarter 2005, thereby effectively reducing the cost advantages associated with less costly steam.

Natural gas costs per unit also decreased by 12% between periods.   The decrease in the cost of natural gas per unit was principally due to adequate supplies of natural gas in storage nationwide, unlike last year when supply was interrupted by severe hurricanes and damage to rigs.

General and Administrative Expenses-General and administrative expenses increased $850,000, or 89%, to $1,810,000 for the three months ended September 30, 2006 from $960,000 for the three months ended September 30, 2005. The increase was primarily due to increased related-party management incentive fees and costs during the quarter, which is based on an increase in our profitability.

Net Income-Net income increased $10.1 million, or 260%, to $13.9 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 30, 2005. This change was caused primarily by, as discussed above, an increase in ethanol revenues and a decrease in corn and energy costs.

Comparison of the nine months ended September 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30,
	2006		2005
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	79,899,456	86%	51,817,045	80%
Distillers Grains	12,245,999	13%	12,291,959	19%
Incentive	534,884	1%	480,843	1%
Total	92,680,339	100%	64,589,847	100%

Cost of Revenues	48,112,452	52%	48,267,405	75%

General and Administrative Expenses	4,489,727	5%	2,674,404	4%

Other Operating Income (Expense)	(722,448)	(1)%	(917,666)	(1)%

Minority Interest in Subsidiary	(9,013,122)	(10)%	(2,946,913)	(5)%
Net Income	30,342,590	33%	9,783,459	15%

Revenues-Revenue from the sale of ethanol increased $28 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  The increase was due primarily to favorable ethanol prices resulting from increases in demand and supply shortages nationwide.  Demand for ethanol increased substantially in 2006 as the phase-out rate of MTBE nationally increased beyond industry expectations.

Revenue from the sale of distillers grains remained relatively constant between the nine months ended September 30, 2005 and the nine months ended September 30, 2006 due to a stagnant distillers grain price.

Cost of Revenues-Cost of revenues remained relatively constant between the nine months ended September 30, 2005 and the nine months ended September 30, 2006. While we experienced a 7% increase in ethanol production volume and an 11% increase in natural gas hedging costs in 2006 compared to 2005, these costs were offset by lower corn costs and increased usage of steam from the Big Stone Plant.

General and Administrative Expenses-General and administrative expenses increased $1.8 million, or 68%, to $4.4 million for the nine months ended September 30, 2006 from $2.6 million for the nine months ended September 30, 2005.  The increase was primarily due to increased related-party management incentive fees and costs during the quarter, which is based on an increase in our profitability.

Interest Expense-Interest expense decreased $108,000, or 10%, to $958,000 for the nine months ended September 30, 2006 from $1,066,000 for the nine months ended September 30, 2005.  The decrease in interest expense was due to a $1.9 million reduction in outstanding debt from September 30, 2005 to September 30, 2006.

Net Income- Net income increased $20.5 million to $30.3 million for the nine months ended September 30, 2006 from $9.7 million for the nine months ended September 30, 2005.  This change was caused primarily by, as discussed above, increases in the price of ethanol and sales volume, favorable corn prices, and greater reliance on steam from the Big Stone Plant in the third quarter of 2006.

Liquidity and Capital Resources

The following table shows the cash flows between the nine months ended September 30, 2006 and the nine months ended September 30, 2005:

	Nine Months Ended September 30,
	2006	2005
	$	$
Net cash from operating activities	$32,997,894	$15,968,141
Net cash (used for) investing activities	$(20,867,258)	$(1,058,281)
Net cash (used for) financing activities	$(20,201,304)	$(12,548,433)

Cash Flow From Operating Activities- Operating activities generated $32.9 million for the nine months ended September 30, 2006, compared to $15.9 million for the nine months ended September 30, 2005. The increase in 2006 was principally due to an increase in net income flowing from increases in the price of ethanol, offset largely by increases in current assets, particularly ethanol inventory and accounts receivable. Ethanol inventory increased 84% in 2006 due to an increase in the price of ethanol, unlike in 2005 when ethanol inventory decreased by 54% due to a decrease in the number of gallons in inventory and strong sales. Ethanol accounts receivable increased 56% in 2006 due principally to increases in the price of ethanol. In 2005, ethanol accounts receivable increased only by 22% due to an increase in the number of gallons to be paid for at September 30, 2005.

Cash Flow From Investing Activities- Net cash flow used for investing activities increased $19.8 million between periods due largely to cash payments of $20.8 million on the plant’s expansion and BPX™ project through September 30, 2006. We made these cash payments with the expectation that our new loan agreement with US Bank, which was signed on August 28, 2006, would require us to pay cash for the first $5 million on the plant’s expansion and BPX™ project, plus any change orders, the remainder of which would be financed with debt. The total cost of the plant’s expansion and BPX™ project is projected at $42.5 million, of which $33 million will be financed with debt under a construction note under the amended loan agreement.  Along with a $2.25 million payment we made on the project on October 6, 2006, we received the first advance on the construction note on October 16, 2006 for $16,252,000 under the interest-rate swap agreement, leaving the remainder of the construction project to be funded by US Bank financing under the same construction note.

Cash Flow From Financing Activities- Net cash used for financing activities increased by $7.6 million between periods, due primarily to an additional $5.9 million in distributions paid to members in the first nine months of 2006 compared to the first nine months of 2005.  In addition, due to the terms of our debt refinancing on March 30, 2005, the principal payments normally due on March 31, 2005 were not made.  Accordingly, only $860,000 in principal payments were made during the first nine months of 2005, compared to $1,360,000 in principal payments during the first nine months of 2006.

We anticipate that the plant will continue to operate at or above name-plate capacity through the end of the year and that we will have sufficient cash flow from operations and our variable rate, revolving debt to cover operating and administrative costs, capital expenditures (other than discussed in this report) and debt service obligations.

Indebtedness

Prior to August 28, 2006, five loans and notes remained outstanding with our lender, US Bank National Association, under the original loan agreement dated July 11, 2001 and subsequent amendments dated June 22, 2004 and March 20, 2005: a $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; a $5.0 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and a $1.2 million note.  On August 28, 2006, we entered into an amended and restated loan agreement with US Bank National Association for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million notes into one note.

The new construction loan and note is for a sum of $33 million. Half of the loan is subject to a variable rate of One-Month LIBOR plus 2.75% under an interest rate swap agreement, (see Item 3 below-”Quantitative and Qualitative Disclosures About Market Risk”), to be adjusted and payable monthly, whereas the other half is subject to US Bank’s prime rate with interest payments due monthly.  On October 16, 2006, US Bank funded to us $16,252,360 in one lump sum under the construction note subject to the interest rate swap agreement.  In the event that the construction loan qualifies for a term loan, the outstanding principal balance and accrued interest will be converted to a term loan no later than August 31, 2007. The term loan will be subject to two interest rate options at the time of conversion, a variable-interest rate or a fixed interest rate. The variable rate will be subject to the same rate as the prime rate construction loan, while the term loan will be subject to a rate agreed to between the parties. Regardless of the rate, the loan will be amortized over a ten-year period commencing August 31, 2007 and is subject to a maturity no later than August 31, 2014. Payments of principal and interest are due quarterly beginning November 30, 2007.

The amended agreement also restructured the loan by combining the existing $3 million and $5 million revolving loans and notes into a single $8 million revolving loan and note. The new revolving loan permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving loan bears a variable-interest rate equal to the prime rate announced by US Bank from time to time, adjusted each time the Prime Rate changes. Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.

The $15.8 million fixed-rate note remains in place and bears an interest rate at 6.38%. The note requires quarterly payments of interest and amortized principal of $537,500 on the basis of a ten-year term, with a balloon payment due at maturity on March 31, 2012. Principal payments of $303,594 and $904,026 were made on the note for the three months and nine months ended September 30, 2006, respectively. The principal balance outstanding was $14,042,540 as of September 30, 2006.

 The $1.2 million fixed-rate note remains in place and bears an interest rate at 4.7%. The note matures on April 30, 2007. Principal payments of $79,702 and $236,435 were made on the note for the three months and nine months ended September 30, 2006, respectively, and the principal balance outstanding was $246,560 as of September 30, 2006.

The $3.9 million variable-rate, non-revolving note bears an interest rate at US Bank’s prime rate (currently 8.25%). This note requires quarterly payments of interest and amortized principal of $153,000 on the basis of a ten-year term, the first payment being made on June 30, 2005. Principal payments of $25,529 and $220,529 were made on the note for the three and nine months ended September 30, 2006, respectively. Like the fixed-rate note, the maturity on this note is March 31, 2012. The principal balance outstanding was $3,386,971 as of September 30, 2006.

The five loans and notes outstanding are secured by our tangible and intangible property, including Northern Lights’ leasehold interest, easement rights, improvements, equipment, personal property, and contracts. In addition to standard covenants and conditions in the amended loan agreement, we are subject to the following conditions and/or covenants: 1) a payment of $5 million in cash from operations to fund expansion before any advance on the expansion note is provided, which has been satisfied; 2) a capital expenditure limitation not exceeding $1 million in any calendar year; 3) a cash distribution limitation to members not exceeding 80% of net income annually; 4) a minimum working capital of $4 million as August 28, 2006 and, after conversion of the construction loan to the term loan, a minimum of $7.5 million; and 5) a fixed charge coverage ratio of 1.15:1 as of the last day of any fiscal quarter for the four consecutive fiscal quarters ending on that date, commencing on December 31, 2005. We are in compliance with all conditions and covenants under our loan agreement with US Bank as of September 30, 2006.

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

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program. When it is uncertain that we will receive full allocation and payment due under federal and state incentive programs, we derive an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the federal incentive program or other factors that affect funding or allocation of funds under such program.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the September 30, 2006 and 2005 balance sheets at their fair market value. As of September 30, 2006, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

On the date the derivative instrument is entered into, we designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. Specifically, we use forward, futures and option contracts to hedge changes to the commodity prices of corn and natural gas, as well as interest rate swaps to hedge against changes in interest rates. However, we do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of September 30, 2006 and September 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2006	$16,856,325	$1,685,633
September 30, 2005	$3,306,509	$330,651

Interest Rate Risk

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $3,386,971 in variable rate, long-term debt as of September 30, 2006, or approximately 20% of our total indebtedness. The interest rate on the variable rate, long-term debt is US Bank’s prime rate, which was 8.25% as of September 30, 2006. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible.

 In order to achieve a fixed interest rate on a portion ($16.252 million) of our total construction loan ($33.0 million), we entered into an interest rate swap agreement with US Bank.  This agreement includes the period from September 29, 2006 through August 31, 2007 as well as the seven-year term financing period through August 31, 2014.  When the construction loan converts to the permanent loan on August 31, 2007, the swap agreement then covers $16.5 million of the total construction loan amount.  This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate on 50% of the total construction loan at 7.98% until August 31, 2014. The agreement is based on a variable rate of One-Month LIBOR plus 2.75%, and is swapped for a fixed rate of 7.98% with monthly interest settlements. While our exposure is now reduced, there can be no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, when One-Month LIBOR plus 2.75% exceeds

7.98%, we receive payments for the difference between the market rate and the swap rate. Conversely, when the One Month LIBOR plus 2.75% falls below 7.98%, we make payments for the difference.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the third fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

During the quarter ended September 30, 2006, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2005 Annual Report on our Form 10K.

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

Dated: November 14, 2006
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Fourth Amended and Restated Operating Agreement dated July 1, 2006 (3)
4.1	Form of Class A Unit Certificate(4)
10.1	Amended and Restated Loan Agreement dated August 28, 2006
10.2	Expansion Construction Note dated August 28, 2006
10.3	$8.0 Million Variable, Revolving Note dated August 28, 2006
10.4	Construction Mortgage and Addendum dated August 28, 2006
10.5	Security Agreement dated August dated August 28, 2006
10.6	Corn And Natural Gas Price Risk Management Agreement dated November 3, 2006
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)	Appendix A to registrant’s prospectus filed with the Commission on March 17, 2003.
(2)	Appendix B to registrant’s prospectus filed with the Commission on March 17, 2003.
(3)	Exhibit 3(ii)(a) to the registrant’s Form 8-K filed with the Commission on January 5, 2006.
(4)	Exhibit 4.1 to the registrant’s Form S-4 filed with the Commission on July 26, 2002.