Form 10-Q
period 2007-03-31
NORTHERN GROWERS LLC
filed 2007-05-10
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 10, 2007, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006*

ASSETS

CURRENT ASSETS
Cash	$12,732,974	$9,925,200
Accounts receivable
Trade related party	5,535,099	6,445,387
Trade	654,430	850,565
Other	540,619	911,359
Inventory	10,433,925	15,493,876
Prepaid expenses	331,235	81,992
Investment in commodities contracts	2,521,179	1,121,151

Total current assets	32,749,461	34,829,530

PROPERTY AND EQUIPMENT
Land improvements	5,105,996	5,105,996
Equipment	45,152,654	45,061,239
Buildings	9,349,073	9,349,073
Construction in progress	26,447,794	18,017,902
	86,055,517	77,534,210
Less accumulated depreciation	(11,932,032)	(11,120,828)

Net property and equipment	74,123,485	66,413,382

OTHER ASSETS	230,169	236,996

	$107,103,115	$101,479,908

* Derived from audited finanacial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,540,128	$1,254,171
Accounts payable - corn	1,201,483	1,981,804
Accounts payable - related party	1,328,455	896,678
Accounts payable - construction - related party	3,436,884	2,173,905
Other accrued liabilities	531,754	548,909
Accrued interest	17,092	1,321
Distribution payable - Northern Growers	6,444,439	6,787,696
Distribution payable - minority member	2,055,600	2,512,400
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	3,449,662	2,685,475
Derivative financial instruments	222,623	187,069

Total current liabilities	20,233,120	19,034,428

LONG-TERM NOTES PAYABLE	38,827,191	33,391,741

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	10,472,249	10,790,823

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(171,775)	(144,342)
Retained earnings	25,020,430	25,685,358

Total members’ equity	37,570,555	38,262,916

	$107,103,115	$101,479,908

*Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

REVENUES
Sales related party	$26,955,966	$21,602,371
Sales	5,104,233	4,175,170
Incentive	133,333	166,575
Total revenues	32,193,532	25,944,116

COST OF REVENUES	23,102,391	17,280,927

GROSS PROFIT	9,091,141	8,663,189

EXPENSES
General and administrative	1,400,751	1,115,054
Total operating expenses	1,400,751	1,115,054

INCOME FROM OPERATIONS	7,690,390	7,548,135

OTHER INCOME (EXPENSES)
Interest income	105,689	74,323
Interest expense	(301,291)	(320,147)
Other	29,871	3,795
Total other income (expenses)	(165,731)	(242,029)

INCOME BEFORE MINORITY INTEREST	7,524,659	7,306,106

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(1,745,148)	(1,678,944)

NET INCOME	$5,779,511	$5,627,162

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.114	$0.111

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.127	$0.055

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.134	$0.063

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$5,779,511	$5,627,162
Changes to net income not affecting cash
Depreciation	811,204	617,459
Amortization of loan fees	7,752	—
Minority interest in subsidiary’s earnings	1,745,148	1,678,944
Decrease (increase) in current assets
Accounts receivable
Related party	910,288	(1,196,419)
Trade	196,135	109,448
Other	108,427	43,357
Inventory	5,059,951	(1,075,625)
Prepaid expenses	(249,243)	(144,914)
Investment in commodity contracts	(1,400,028)	43,289
Increase (decrease) in current liabilities
Accounts payable
Trade	285,957	(372,760)
Corn	(780,321)	(1,501,004)
Related party	431,777	(53,426)
Accrued liabilities	(17,155)	97,078
Accrued interest	15,771	1,655

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,905,174	3,874,244

INVESTING ACTIVITIES
Purchase of property and equipment	(6,795,941)	(4,460,588)
Cash paid for capitalized construction interest	(462,388)	—
Tax refund on construction	262,313	—

NET CASH (USED FOR) INVESTING ACTIVITIES	(6,996,016)	(4,460,588)

FINANCING ACTIVITIES
Long-term notes payable issued	6,697,318	—
Principal paid on long-term notes payable	(497,681)	(414,473)
Distributions paid - Northern Growers	(6,787,696)	(3,212,093)
Distributions paid - minority member	(2,512,400)	(950,775)
Cash paid for financing costs	(925)	—

NET CASH (USED FOR) FINANCING ACTIVITIES	(3,101,384)	(4,577,341)

NET INCREASE (DECREASE) IN CASH	2,807,774	(5,163,685)

CASH AT BEGINNING OF PERIOD	9,925,200	12,057,017

CASH AT END OF PERIOD	$12,732,974	$6,893,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$745,908	$318,492

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$3,436,884	$95,599
Accounts receivable for tax refund on construction	$424,871	$—
Distributions payable	$8,500,039	$3,600,470

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (“the plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET Biorefining – Big Stone) (“POET Biorefining – Big Stone”), and own a 77.16% interest in POET Biorefining – Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET Biorefining – Big Stone on a consolidated basis.  On June 26, 2002, the plant began grinding corn and on July 5, 2002, the plant commenced its principal operations. The Company sells ethanol and related products primarily in the United States.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Growers and its 77.16% owned subsidiary, POET Biorefining - Big Stone. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Interest Rate Swap Agreement

During the year ended December 31, 2006, the Company entered into an interest rate swap agreement as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreement, which expires August 31, 2014, is accounted for as a cash flow hedge under SFAS No. 133, as amended.  Under the terms of the swap, the Company’s net payment is a fixed interest rate on the notional amount in exchange for receiving a variable rate based on one month LIBOR. The swap transaction qualifies for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the interest rate swap as of March 31, 2007 and December 31, 2006 was $16,252,000.  As of March 31, 2007, $222,623 has been recorded as a current derivative liability to record the fair value of the swap, with a corresponding entry of $171,775 to accumulated other comprehensive loss in the members’ equity section of the balance sheet and a decrease of $50,848 to minority interest.  At December 31, 2006, $187,069 had been recorded as a current derivative liability to record the fair value of the swap, with a corresponding entry of $144,342 to accumulated other comprehensive loss in the members’ equity section of the balance sheet and a decrease of $42,727 to minority interest.

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of March 31, 2007 and December 31, 2006, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreement designated as a cash flow hedge.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting.  It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -       INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2007	2006*

Finished goods	$1,762,104	$3,256,330
Raw materials	6,816,014	10,461,893
Work-in-process	754,186	807,185
Spare parts inventory	1,101,621	968,468

	$10,433,925	$15,493,876

* Derived from audited financial statements

NOTE 4 -       LONG-TERM NOTES PAYABLE

On March 30, 2005, POET Biorefining - Big Stone and US Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended loan agreement.  The purpose of the agreement was to refinance existing debt and to finance a planned rail expansion project.  As of March 30, 2005 through August 28, 2006, five notes were outstanding: $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; a $5 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and a $1.2 million note

The $15.8 million fixed-rate note bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

The $3.9 million variable-rate, non-revolving note bears interest at the Bank’s prime rate, or 8.25% at March 31, 2007. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

The $1.2 million fixed rate note bears interest at 4.7%, and requires quarterly payments of principal and interest until maturity on April 30, 2007.

On August 28, 2006, POET Biorefining - Big Stone and the Bank entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million revolving notes into one note.  The new construction note is for a sum of $33 million. Half of this loan is subject to the interest rate swap agreement discussed in Note 2 under “Interest Rate Swap Agreement”.  On October 16, 2006, the Bank funded $16,252,360 in one lump sum under the construction note subject to the interest rate swap agreement.  The construction loan will be converted to a term loan no later than August 31, 2007.  The term loan will be subject to two interest rate options at the time of conversion, a variable-interest rate or a fixed interest rate. The variable rate will be subject to the same rate as the prime rate construction loan, while the term loan will be subject to a rate agreed to between the parties. Regardless of the rate, the loan will be amortized over a ten-year period commencing August 31, 2007 and is subject to a maturity of August 31, 2014. Payments of principal and interest are due quarterly beginning November 30, 2007.

The restated loan agreement restructures the $3.0 million and $5.0 million notes into a single $8 million revolving note. The new revolving note permits POET Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving note bears a variable-interest rate

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes. Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.

POET Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at March 31, 2007.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

Long-term notes payable with the Bank consisted of the following:

	March 31, 2007	December 31, 2006*
	(Unaudited)

Refinanced variable rate, non-revolving note	$3,120,000	$3,217,500
Refinanced fixed rate note	13,415,389	13,733,942
Fixed rate note	84,272	165,901
Construction note	25,657,192	18,959,873

	42,276,853	36,077,216
Less current portion	(3,449,662)	(2,685,475)

	$38,827,191	$33,391,741

* Derived from audited financial statements

At March 31, 2007 and December 31, 2006, there were no outstanding borrowings against the variable rate revolving notes and the balance available on these notes was $8,000,000.

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending March 31,	Amount

2008	$3,449,662
2009	5,101,995
2010	5,194,258
2011	5,292,550
2012	12,431,196
2012 to August 31, 2014	10,807,192

$42,276,853

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

Due to a recent name change of Broin Companies, LLC (“Broin”) to POET, LLC, and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations and marketing are now with newly named entities containing POET. All of the newly named POET-related entities are the same Broin-related entities that existed prior to the Broin to POET name change.  Broin Investments I, LLC, the minority member of POET Biorefining – Big Stone, has not changed its name, yet is still a related party to all POET-named companies listed here.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. Agreements with the minority member, or parties related to the minority member through common ownership, are as follows:

Expansion Construction Agreement – The Company entered into a Design/Build Agreement with POET Design and Construction, Inc. (formerly known as Broin & Associates, Inc.) on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology. The estimated cost of construction and improvements for both projects is $42.4 million, with a remaining commitment of $7.3 million to be met with the balance of the US Bank construction note.  The liability incurred on this construction contract was $3,436,884 and $2,173,905 at March 31, 2007 and December 31, 2006, respectively.

Ethanol Marketing Agreement – The Company has an agreement with Ethanol Products, LLC (d/b/a/ POET Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on July 5, 2007, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration.

Management Agreement – On April 20, 2005, the Company renewed its agreement with POET Plant Management, LLC (formerly known as Broin Management, LLC) for the management and operation of the plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005. The term of the new management agreement, as amended, continues through June 30, 2015.  In exchange for these services, POET Plant Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus based on a percentage of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to POET Plant Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the plant.

Technology and Patent Rights License Agreement - On October 25, 2005, the Company entered into a Technology and Patent Rights License Agreement with POET Design and Construction, Inc. (formerly known as Broin and Associates, Inc.).  Under this agreement, POET Design and Construction granted the Company a non-exclusive license to use certain technology and patents owned, developed, or obtained by POET Design and Construction relating to the ethanol and related product production processes. The Company is required to pay an annual licensing fee for the right to use such technology and patents. The term of this agreement continues until June 30, 2015.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Agreement - During October 2006, the Company renewed its agreement with POET Plant Management, LLC for corn and natural gas price risk management for the plant. The original agreement was executed on August 1, 2003 and remained in effect until January 1, 2007, the effective date of the new agreement. The term of the new risk management agreement continues through December 31, 2011 and will be automatically extended for an additional five (5) year term unless either party gives written notice ninety (90) days prior to expiration.  In exchange for services relating to hedging and price risk management for corn and natural gas for the plant, POET Plant Management receives an annual fee of $55,920, payable in equal quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.  See Note 8 Subsequent Events for further updates.

Distillers Grains Marketing Agreement – The Company has an agreement with POET Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), a related party through ownership by entities related to the minority member, to provide marketing and administrative services for the sale of distillers grains. The agreement commenced on March 8, 2002 and has a term of five years, renewing for five-year terms unless terminated by either party with 90 days notice prior to expiration.  The agreement provides for an agency relationship in that POET Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.

There were no other changes to other agreements during this period.  Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
March 31,	Agreements	Agreements	Agreements	Total

2008	$2,520	$531,285	$217,080	$750,885
2009	2,520	531,285	217,080	750,885
2010	2,520	531,285	217,080	750,885
2011	2,520	531,285	217,080	750,885
2012	2,636	531,285	217,080	751,001
2012-2100	367,668	1,533,041	36,180	1,936,889

	$380,384	$4,189,466	$1,121,580	$5,691,430

Corn Delivery – On August 9, 2005, POET Biorefining - Big Stone agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’ members are no longer obligated to deliver corn to the plant. Instead, the plant purchases all of its corn from local corn producers and the open market.  In addition, POET Biorefining - Big Stone agreed to honor all member forward contracts for 2006 delivery if the contract was written by September 15, 2005.

Incentive Revenue - The Company received an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. The program ended June 30, 2006.  In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA had set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $31,385, $26,835 and $1,064,644 has been earned for the USDA program years ended September 30, 2006, 2005 and 2004, respectively. Incentive revenue of $0 and ($10,092) was recorded for the three months ended March 31, 2007 and 2006, respectively, for this program due to the variability of program rules for payout ratios.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $750,000, $776,333 and $705,404 for the program years ended June 30, 2007, 2006 and 2005, respectively. Incentive revenue of $133,333 and $176,667 was recorded for the three months ended March 31, 2007 and 2006, respectively, for this program.

Legal Proceedings – The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Capital Unit Trading - On March 8, 2004, Northern Growers’ members and non-members began trading Northern Growers’ capital units on an alternative trading system operated by Alerus Securities Corporation of West Fargo, North Dakota.

Environmental Contingency - In January 2003, the Environmental Protection Agency (EPA) issued formal information requests to, among others, plants designed, constructed, and/or managed by POET Design and Construction and POET Plant Management. By virtue of the nature and timing of these requests, the Company’s plant became subject to these requests. The requests required that the subject plants provide the EPA with certain data regarding emissions, presumably to determine whether the applicable plants were in compliance with the Clean Air Act. After this information was provided to the EPA, POET Design and Construction, on behalf of the Company and the subject plants managed by POET Plant Management, initiated discussions with the EPA regarding the application and use of testing methods for quantifying certain types of emissions emanating from these plants.

To date, no legal proceeding is pending with or threatened by the EPA, nor has POET Design and Construction resolved with the EPA the application and use of the proper testing method for quantifying emissions. If a proceeding were initiated or settlement reached with the EPA, fines and/or other penalties against the Company could result, the nature and scope of which is uncertain. While there is a reasonable possibility of fines and/or other penalties in the event of any proceeding or settlement, until the EPA and POET Design and Construction resolve what the proper testing method will be for measuring emissions, the Company is unable to estimate the scope and magnitude of any possible fine or other penalty. Accordingly, the Company has not accrued any amount to its consolidated statement of operations relating to any potential claim.

NOTE 6 -       DISTRIBUTIONS

During April 2006, POET Biorefining - Big Stone approved a $3,675,448 distribution, which it paid on May 1, 2006. Northern Growers received $2,835,976 and the minority member received $839,472. In conjunction with this cash distribution, on May 8, 2006, Northern Growers paid a distribution of $2,760,998 to its members of record as of March 31, 2006.

During July 2006, POET Biorefining - Big Stone approved a $10,899,284 distribution, which it paid on August 2, 2006.  Northern Growers received $8,409,888 and the minority member received $2,489,396.  In conjunction with this cash distribution, on August 7, 2006, Northern Growers paid a distribution of $8,359,696 to its members of record as of June 30, 2006.

During October 2006, POET Biorefining - Big Stone approved an $11,000,000 distribution, which it paid on October 30, 2006.  Northern Growers received $8,487,600 and the minority member received $2,512,400.  In conjunction with this cash distribution, on November 6, 2006, Northern Growers paid a distribution of $8,337,419 to its members of record as of September 30, 2006.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During January 2007, POET Biorefining - Big Stone approved an $11,000,000 distribution, which it paid on January 26, 2007.  Northern Growers received $8,487,600 and the minority member received $2,512,400.  In conjunction with this cash distribution, on January 29, 2007, Northern Growers retained $1,699,904 by a super majority vote of the Board of Managers, and paid a distribution of $6,787,696 to its members of record as of December 31, 2006.  The above distributions are recorded as a liability as of December 31, 2006.

During April 2007, POET Biorefining - Big Stone approved a $9,000,000 distribution, which it paid on April 24, 2007.  Northern Growers received $6,944,400 and the minority member received $2,055,600.  In conjunction with this cash distribution, on April 25, 2007, Northern Growers retained $499,961 by a super majority vote of the Board of Managers, and paid a distribution of $6,444,439 to its members of record as of March 31, 2007.  The above distributions are recorded as a liability as of March 31, 2007.

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

NOTE 8 -       SUBSEQUENT EVENTS

The Company entered into a Design/Build Agreement with POET Design and Construction, Inc. on April 3, 2007. The purpose of this agreement is to expand the corn storage capacity at the plant. The estimated cost of construction and for the project is $4.3 million and is anticipated to be fully financed by US Bank.  The liability incurred on this construction contract was $0 at March 31, 2007 and December 31, 2006.

On April 24, 2007, the Company renewed its agreement with POET Ethanol Products for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.

On April 1, 2007, the Company entered into a new corn and natural gas price risk management agreement with POET Plant Management.  The new risk management agreement becomes effective on July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  In exchange for providing certain risk management services relating to corn and natural gas prices, including hedging and pooling services, the Company will pay POET Plant Management an annual fee of $59,580, payable in quarterly installments.

Item 2. Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three month period ended March 31, 2007, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, Northern Lights Ethanol, LLC (d/b/a POET Biorefining - Big Stone) (“POET Biorefining - Big

Stone”) (Northern Growers and POET Biorefining - Big Stone are also collectively referred to as “we” “us” or “our”). POET Biorefining - Big Stone owns and operates an ethanol plant (the “plant”) near Big Stone City, South Dakota. The plant produces fuel-grade ethanol and distillers grains through the processing of corn. Corn is supplied to the plant from purchases of corn on the local open market. The ethanol produced at the plant is sold to POET Ethanol Products (f/k/a Ethanol Products), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Distillers grains, a co-product of the production process, are sold through POET Nutrition (f/k/a Dakota Gold Marketing), which markets and sells the product to livestock feeders primarily located in the United States.

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

Our net income increased by approximately $150,000 from the first quarter of 2006 to the first quarter of 2007. Income grew only slightly because while revenues increased by 24% from the first quarter of 2006, our cost of revenues increased by 34%. Ethanol revenues grew somewhat unexpectedly in the first quarter of 2007 as demand continued to be sustained by refineries phasing out MTBE and demanding more ethanol in its place. This growth, however was neutralized by rising corn costs during the same period. As expected, the price of corn remained at high fourth quarter 2006 levels through almost the entire first quarter of 2007.

We anticipate a more favorable market and results of operations at least through the summer of 2007, but are still cautious due to factors beyond our control. Since mid-March 2007, ethanol prices have increased due to an increase in the price of unleaded gasoline. This price is expected to continue through the summer months, but could be adversely affected by a significant increase in ethanol supply coming into production nationwide in 2007. In addition, corn prices have pushed downward due to a positive planting forecast for the remainder of 2007. The largest crop of corn since the 1930s is expected to be planted this spring. If the weather is favorable through summer and the spring planting report holds true, corn prices should remain stable and perhaps even decrease.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31,
	2007		2006
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	26,955,966	84%	21,602,371	83%
Distillers Grains	5,104,233	16%	4,175,170	16%
Incentive	133,333	0%	166,575	1%
Total	32,193,532	100%	25,944,116	100%

Cost of Revenues	23,102,391	72%	17,280,927	67%

General and Administrative Expenses	1,400,751	4%	1,115,054	4%

Other Operating Income (Expense)	(165,731)	(1)%	(242,029)	(1)%

Minority Interest	(1,745,148)	(5)%	(1,678,944)	(6)%

Net Income (Loss)	$5,779,511	18%	$5,627,162	22%

Revenues - Revenue increased $6.2 million, or 24%, to $32.1 million for the three months ended March 31, 2007 from $25.9 million for the three months ended March 31, 2006.  Revenues increased due to an increase in ethanol and distiller grains sales.

Revenue from the sale of ethanol increased $5.4 million, or 25%, to $27.0 million for the three months ended March 31, 2007 from $21.6 million for the three months ended March 31, 2006. The increase was primarily driven by a 30% increase in the average gross sales price per gallon of ethanol, offset by a 4% decrease in sales volume. Ethanol prices increased between periods primarily due to an increase in demand for ethanol from refineries from the third quarter of 2006 to the end of the first quarter 2007. Refineries demanded more ethanol in the oxygenate blending process as they continued to phase out MTBE which, historically, was ethanol’s primary competition in the oxygenate blending process.

Revenue from the sale of distillers grains increased 22% between periods. The increase was primarily driven by an increase in the price of distillers grains that rose in conjunction with a significant rise in corn prices between periods and our need to sell more distillers grains on the spot market during the three months ended March 31, 2007.

We do not anticipate, however, that the price of distillers grains will remain favorable through the remainder of 2007.  The increase in ethanol production nationwide is expected to translate into a similar increase in production of distillers grains, but it remains uncertain whether the additional supply of distillers grains will be met with new demand. New markets will need to open up, such as in the hog or poultry industries, or a downward trend in price could result.

Cost of Revenues - Cost of revenues, including production expenses, increased $5.8 million, or 34%, for the three months ended March 31, 2007 from $17.3 million for the three months ended March 31, 2006. The primary reason for the increase was a 79% increase in corn costs between periods, offset by a 17% decrease in energy costs.

The 79% increase in corn costs was the result of increase in market prices and the effect from our corn hedging and forward contracting instruments during a period of changing prices. The local market price of corn increased approximately 56% between periods due to a market report of low corn carryout at the end of 2006, and increased demand from the growing ethanol industry.  In addition, because we were prepared for rising corn prices, we increased our hedging positions in the fall of 2006 to protect against this increase. When prices rose during the end of 2006 and into the first quarter of 2007, our hedging positions resulted in a $2.2 million gain at March 31, 2007, which offset the market price increase and decreased our cost of revenues. This gain, however, was neutralized by a $4.2 million loss on our forward contracts for corn at March 31, 2007 and a corresponding increase to our cost of revenues. The value of our forward contracts fell during this period because, after purchasing corn on a forward contract basis, the corn market price decreased by $0.50 in mid March due to a spring planting report that forecasted a favorable corn supply in 2007.

The 17% decrease in energy costs between periods was primarily due to a 32% decrease in natural gas price per unit. The decrease in the cost of natural gas per unit was principally due to adequate supplies of natural gas in storage nationwide, unlike last year when the cost of natural gas per unit increased due to the high price of crude oil following an overly active hurricane season in late 2005.

General and Administrative Expenses - General and administrative expenses increased $280,000, or 26%, to $1.4 million for the three months ended March 31, 2007 from $1.12 million for the three months ended March 31, 2006. The increase was primarily due to an increase in costs associated with implementing Section 404 (Internal Controls) of the Sarbanes-Oxley Act, and costs associated with technology fees for BPX™ and insurance relating to new construction.

Net Income - Net income increased $150,000, or 3%, to $5.78 million for the three months ended March 31, 2007 from $5.63 million for the three months ended March 31, 2006. This change was caused primarily by, as discussed above, an increase in ethanol revenues and a decrease in energy costs, offset by the substantial increase in cost of revenues from rising corn costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million revolving credit facility which is discussed below under “Indebtedness.” Net working capital as of March 31, 2007 was $12.5 million compared to $15.8 million as of December 31, 2006.

The following table shows the cash flows between the three months ended March 31, 2007 and the three months ended March 31, 2006:

	Three Months Ended March 31,
	2007	2006
	$	$
Net cash from operating activities	$12,905,174	$3,874,244
Net cash (used for) investing activities	$(6,996,016)	$(4,460,588)
Net cash (used for) financing activities	$(3,101,384)	$(4,577,341)

Cash Flow From Operating Activities - Operating activities generated $12.9 million for the three months ended March 31, 2007, compared to $3.9 million for the three months ended March 31, 2006. The increase in 2007 was principally due to an increase in cash provided by corn inventory and ethanol accounts receivable, offset by increases in cash used for investments in commodities contracts.  Corn inventory at March 31, 2007 decreased 38% compared to December 31, 2006 because the value of corn per bushel decreased 44% due primarily to significantly less cash tied up in contract valuation at March 31, 2007. Ethanol accounts receivable decreased because of timing issues on payments.  Investment in commodities contracts increased as we increased our positions to protect against potentially rising corn prices.

Cash Flow From Investing Activities - Net cash flow used for investing activities increased $2.5 million between periods primarily due to payments for property and equipment for the plant’s expansion and BPX™, and capitalized interest on a $33 million construction note.  The total cost of the plant’s expansion and BPX™ project is projected at $42.4 million, of which $33 million is being financed with debt under the construction note.

Cash Flow From Financing Activities - Net cash used for financing activities decreased by $1.4 million between periods, primarily due to $6.7 million drawn on the construction note to pay for the plant’s expansion and BPX™, offset by a $5.1 million increase in distributions paid to Northern Growers’ members and the minority member of POET Biorefining – Big Stone.

We believe that cash flows from operations and our revolving debt will be sufficient to meet our expected capital and liquidity requirements (except for current plant expansion project) for the foreseeable future.

Indebtedness

Our indebtedness is in the form of five secured notes held by US Bank National Association: 1) a $33.0 million construction note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) a $1.2 million fixed-rate note; and 5) an $8 million variable rate, revolving note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. We had $8.0 million available under this revolver as of March 31, 2007 and December 31, 2006.

Half of the $33 million construction note is subject to a variable rate of one-month LIBOR plus 2.75% under an interest rate swap agreement, (see Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”), to be adjusted and payable monthly, and the other half of the note is subject to US Bank’s prime rate with interest payments due monthly.  On October 16, 2006, US Bank funded to us $16.25 million in one lump sum under the note subject to an interest rate swap agreement.  When the construction note converts to a term note on or before August 31, 2007, the note will be subject to two interest rate options at the time of conversion, a variable-interest rate or a fixed-interest rate. The variable rate will be subject to the same rate as the prime rate on the construction note, while the term note will be subject to a rate agreed to between the parties. Payments of principal and interest will be due quarterly beginning November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) was $13.4 million as of March 31, 2007. Principal payments of $318,000 were made on this note during the quarter ended March 31, 2007.

 The principal balance outstanding on the $3.9 million variable rate, non-revolving loan was $3.1 million as of March 31, 2007. The current rate was at 8.25%.

 The $1.2 million fixed-rate note was paid off in full on April 30, 2007.  Principal payments of $84,272 were made on the note for the quarter ended March 31, 2007.

All of loans and notes outstanding with US Bank are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, and contracts. In addition to standard covenants and conditions in the amended loan agreement, we are subject to certain conditions and/or covenants which are discussed in  our Form 10-K for the year ended December 31, 2006. As of March 31, 2007 and the date of this filing, we were in compliance with all covenants and conditions.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting.  It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the March 31, 2007 and 2006 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of March 31, 2007 and March 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2007	$23,999,753	$2,399,975
March 31, 2006	$11,783,357	$1,178,336

Interest Rate Risk

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $12.52 million in variable rate, long-term debt as of March 31, 2007, or approximately 30% of our total indebtedness. The interest rate on $3.12 million of the variable rate, long-term debt is US Bank’s prime rate, which was 8.25% as of March 31, 2007.  The variable portion of the construction note debt was $9.4 million as of March 31, 2007, and the rate at 8.07% (One-Month LIBOR plus 2.75%). We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the construction note.

In order to achieve a fixed interest rate on a portion ($16.252 million) of our total construction loan ($33.0 million), we have interest rate swap agreement with US Bank. This agreement includes the construction period from September 29, 2006 through August 31, 2007 as well as the seven-year term financing period through August 31,

2014.  When the construction loan converts to the permanent loan on August 31, 2007, the swap agreement then covers $16.5 million of the total construction loan amount.  This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate on 50% of the total construction loan at 7.98% until August 31, 2014. The agreement is based on a variable rate of One-Month LIBOR plus 2.75%, and is swapped for a fixed rate of 7.98% with monthly interest settlements. While our exposure is reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, when One-Month LIBOR plus 2.75% exceeds 7.98%, we receive payments for the difference between the market rate and the swap rate. Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98%, we make payments for the difference.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

During the quarter ended March 31, 2007, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10-K.

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

Dated: May 10, 2007
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Fourth Amended and Restated Operating Agreement dated July 1, 2006 (3)
4.1	Form of Class A Unit Certificate(4)
10.1	Amendment to Water and Fuel Oil Agreement dated March 21, 2007
10.2	Corn and Natural Gas Price Risk Management Agreement dated April 1, 2007
10.3	Ethanol Marketing and Service Agreement dated April 24, 2007
10.4	Design Build Agreement dated April 3, 2007
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)       Appendix A to registrant’s prospectus filed with the Commission on March 17, 2003.

(2)       Appendix B to registrant’s prospectus filed with the Commission on March 17, 2003.

(3)       Exhibit 3(ii)(a) to the registrant’s Form 8-K filed with the Commission on January 5,  2006.

(4)       Exhibit 4.1 to the registrant’s Form S-4 filed with the Commission on July 26, 2002.