Form 10-Q
period 2007-06-30
NORTHERN GROWERS LLC
filed 2007-08-09
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 1, 2007, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006*

ASSETS

CURRENT ASSETS
Cash	$10,649,595	$9,925,200
Accounts receivable
Trade related party	8,204,455	6,445,387
Trade	892,630	850,565
Other	566,140	911,359
Inventory	5,467,472	15,493,876
Prepaid expenses	327,656	81,992
Derivative financial instruments	104,551	—
Investment in commodities contracts	490,677	1,121,151

Total current assets	26,703,176	34,829,530

PROPERTY AND EQUIPMENT
Land improvements	6,524,119	5,105,996
Equipment	68,735,760	45,061,239
Buildings	15,198,448	9,349,073
Construction in progress	1,319,921	18,017,902
	91,778,248	77,534,210
Less accumulated depreciation	(12,975,199)	(11,120,828)

Net property and equipment	78,803,049	66,413,382

OTHER ASSETS	223,316	236,996

	$105,729,541	$101,479,908

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$2,295,353	$1,254,171
Accounts payable - corn	2,123,915	1,981,804
Accounts payable - related party	432,720	896,678
Accounts payable - construction - related party	1,855,110	2,173,905
Other accrued liabilities	421,389	548,909
Accrued interest	10,132	1,321
Distribution payable - Northern Growers	4,089,224	6,787,696
Distribution payable - minority member	1,210,520	2,512,400
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	4,211,378	2,685,475
Derivative financial instruments	—	187,069

Total current liabilities	16,654,741	19,034,428

LONG-TERM NOTES PAYABLE	43,272,022	33,391,741

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	9,970,143	10,790,823

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive income (loss)	80,673	(144,342)
Retained earnings	23,030,062	25,685,358

Total members’ equity	35,832,635	38,262,916

	$105,729,541	$101,479,908

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES
Sales related party	$30,570,215	$27,576,203	$57,526,181	$49,178,574
Sales	4,290,222	4,161,435	9,394,455	8,336,605
Incentive	116,667	102,265	250,000	268,840
Total revenues	34,977,104	31,839,903	67,170,636	57,784,019

COST OF REVENUES	30,627,607	16,098,862	53,729,998	33,379,789

GROSS PROFIT	4,349,497	15,741,041	13,440,638	24,404,230

EXPENSES
General and administrative	1,028,771	1,558,696	2,429,522	2,673,750
Total operating expenses	1,028,771	1,558,696	2,429,522	2,673,750

INCOME FROM OPERATIONS	3,320,726	14,182,345	11,011,116	21,730,480

OTHER INCOME (EXPENSES)
Interest income	122,034	82,743	227,723	157,066
Interest expense	(716,805)	(315,690)	(1,018,096)	(635,837)
Other	6,588	2,575	36,459	6,370
Total other income (expenses)	(588,183)	(230,372)	(753,914)	(472,401)

INCOME BEFORE MINORITY INTEREST	2,732,543	13,951,973	10,257,202	21,258,079

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(633,687)	(3,196,560)	(2,378,835)	(4,875,504)

NET INCOME	$2,098,856	$10,755,413	$7,878,367	$16,382,575

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.041	$0.212	$0.156	$0.324

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.081	$0.165	$0.208	$0.220

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.127	$0.055	$0.261	$0.118

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$7,878,367	$16,382,575
Changes to net income not affecting cash
Depreciation	1,889,981	1,243,560
Amortization of loan fees	15,531	—
Minority interest in subsidiary’s earnings	2,378,835	4,875,504
Decrease (increase) in current assets
Accounts receivable
Related party	(1,759,068)	(2,624,210)
Trade	(42,065)	(10,588)
Other	82,906	54,890
Inventory	10,026,404	(1,241,369)
Prepaid expenses	(245,664)	(160,668)
Investment in commodity contracts	630,474	(182,627)
Increase (decrease) in current liabilities
Accounts payable
Trade	1,041,182	(534,266)
Corn	142,111	(1,239,989)
Related party	(463,958)	312,873
Accrued liabilities	(127,520)	93,113
Accrued interest	8,811	(1,249)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,456,327	16,967,549

INVESTING ACTIVITIES
Purchase of property and equipment	(13,945,030)	(10,534,738)
Cash paid for capitalized construction interest	(653,413)	—
Tax refund on construction	262,313	—

NET CASH (USED FOR) INVESTING ACTIVITIES	(14,336,130)	(10,534,738)

FINANCING ACTIVITIES
Long-term notes payable issued	12,406,840	—
Principal paid on long-term notes payable	(1,000,657)	(952,164)
Distributions paid - Northern Growers	(13,232,135)	(5,973,091)
Distributions paid - minority member	(4,568,000)	(1,790,247)
Cash paid for financing costs	(1,850)	—

NET CASH (USED FOR) FINANCING ACTIVITIES	(6,395,802)	(8,715,502)

NET INCREASE (DECREASE) IN CASH	724,395	(2,282,692)

CASH AT BEGINNING OF PERIOD	9,925,200	12,057,017

CASH AT END OF PERIOD	$10,649,595	$9,774,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,654,410	$637,086

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$1,855,110	$4,405,300
Accounts receivable for tax refund on construction	$424,871	$—
Distributions payable	$5,299,744	$10,849,091

See Notes to Unaudited Consolidated Financial Statements

GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (“the plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET Biorefining — Big Stone) (“POET Biorefining — Big Stone”), and own a 77.16% interest in POET Biorefining — Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET Biorefining — Big Stone on a consolidated basis.  On June 26, 2002, the plant began grinding corn and on July 5, 2002, the plant commenced its principal operations. The Company sells ethanol and related products primarily in the United States.

NOTE 2 -                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

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

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, insurance expense, administrative wages and professional fees (legal and audit).

Interest Rate Swap Agreement

During the year ended December 31, 2006, the Company entered into an interest rate swap agreement as part of its interest rate risk management strategy, effectively converting a portion of its variable rate debt to fixed rate debt.  The swap agreement, which expires August 31, 2014, is accounted for as a cash flow hedge under SFAS No. 133, as amended.  Under the terms of the swap, the Company’s net payment is a fixed interest rate on the notional amount in exchange for receiving a variable rate based on one month LIBOR. The swap transaction qualifies for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the interest rate swap as of June 30, 2007 and December 31, 2006 was $16,252,000.  As of June 30, 2007, $104,551 has been recorded as a current derivative asset to record the fair value of the swap, with a corresponding entry of $80,673 to accumulated other comprehensive income in the members’ equity section of the balance sheet and an increase of $23,878 to minority interest.  At December 31, 2006, $187,069 had been recorded as a current derivative liability to record the fair value of the swap, with a corresponding entry of $144,342 to accumulated other comprehensive loss in the members’ equity section of the balance sheet and a decrease of $42,727 to minority interest.

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of June 30, 2007 and December 31, 2006, accumulated other comprehensive income (loss) consists of unrealized income and loss from our interest rate swap agreement designated as a cash flow hedge.  Other comprehensive income for the three and six month periods ending June 30, 2007 was $327,174 and $291,621, respectively.  There was no other comprehensive income for the periods ending June 30, 2006.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting.  It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

NOTE 3 -                INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2007	2006*

Finished goods	$1,720,091	$3,256,330
Raw materials	1,735,550	10,461,893
Work-in-process	856,080	807,185
Spare parts inventory	1,155,751	968,468

	$5,467,472	$15,493,876

* Derived from audited financial statements

NOTE 4 -                LONG-TERM NOTES PAYABLE

On March 30, 2005, POET Biorefining - Big Stone and US Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended loan agreement.  The purpose of the agreement was to refinance existing debt and to finance a planned rail expansion project.  Under the amended loan agreement, POET Biorefining — Big Stone became subject to five notes:  a $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; a $5 million variable-rate, revolving note; a $3.0 million variable-rate, revolving note; and a $1.2 million note.

The $15.8 million fixed-rate note bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

The $3.9 million variable-rate, non-revolving note bears interest at the Bank’s prime rate, or 8.25% at June 30, 2007. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

The $1.2 million fixed rate note, which was retired on April 30, 2007, bore interest at 4.7%, and required quarterly payments of principal and interest.

On August 28, 2006, POET Biorefining - Big Stone and the Bank entered into another amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million revolving notes into one note.  The new construction note is for a sum of $33 million. Half of this loan is subject

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to the interest rate swap agreement discussed in Note 2 under “Interest Rate Swap Agreement”.  On October 16, 2006, the Bank funded $16,252,360 in one lump sum under the construction note subject to the interest rate swap agreement.  The construction loan will be converted to a term loan no later than August 31, 2007.  The term loan will be subject to two interest rate options at the time of conversion, a variable-interest rate or a fixed interest rate. The variable rate will be subject to the same rate as the prime rate construction loan, while the term loan will be subject to a rate agreed to between the parties. Regardless of the rate, the loan will be amortized over a ten-year period commencing August 31, 2007 and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly beginning November 30, 2007 and payments of interest are due monthly.

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

POET Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at June 30, 2007.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

Long-term notes payable with the Bank consisted of the following:

	June 30, 2007	December 31, 2006*
	(Unaudited)

Refinanced variable rate, non-revolving note	$3,022,500	$3,217,500
Refinanced fixed rate note	13,094,186	13,733,942
Fixed rate note	—	165,901
Construction note	31,366,714	18,959,873

	47,483,400	36,077,216
Less current portion	(4,211,378)	(2,685,475)

	$43,272,022	$33,391,741

* Derived from audited financial statements

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2007 and December 31, 2006, there were no outstanding borrowings against the variable rate revolving notes and the balance available on these notes was $8,000,000.

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending June 30,	Amount

2008	$4,211,378
2009	5,124,354
2010	5,218,079
2011	5,317,928
2012	11,919,947
2013 to August 31, 2014	15,691,714

$47,483,400

NOTE 5 -                COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Substantially all of the Company’s endeavors are subject to federal, state and local regulations relating to the discharge of materials into the environment. Management believes that the current practices and procedures for the control and disposition of such wastes comply with the applicable federal, state and local requirements.

Due to a recent name change of Broin Companies, LLC (“Broin”) to POET, LLC, and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations and marketing are now with newly named entities containing POET. All of the newly named POET-related entities are the same Broin-related entities that existed prior to the Broin to POET name change.  Broin Investments I, LLC, the minority member of POET Biorefining — Big Stone, has not changed its name, yet is still a related party to all POET-named companies listed here.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. Agreements with the minority member, or parties related to the minority member through common ownership, are as follows:

Expansion Construction Agreement –The Company entered into a Design/Build Agreement with POET Design and Construction, Inc. (formerly known as Broin & Associates, Inc.) on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology. The estimated cost of construction and improvements for both projects is $42.4 million, with a remaining commitment of $1.6 million to be met with the balance of the US Bank construction note.  The liability incurred on this construction contract was $1,100,371 and $2,173,905 at June 30, 2007 and December 31, 2006, respectively.

Additional Corn Storage Construction Agreement –The Company entered into a Design/Build Agreement with POET Design and Construction, Inc. on April 3, 2007.  The purpose of this agreement is to expand the corn storage capacity at the plant.  The estimated cost of construction for the project is $4.3 million and is anticipated to be fully financed by the Bank.  The liability incurred on this construction contract was $754,739 at June 30, 2007 and $0 at December 31, 2006.  In anticipation of financing from the Bank for the total cost of construction for this project, the Company made cash payments of $1.2 million on the construction agreement through June 30, 2007.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Ethanol Marketing Agreement–The Company has renewed its agreement with Ethanol Products, LLC (d/b/a/ POET Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.

Management Agreement –On April 20, 2005, the Company renewed its agreement with POET Plant Management, LLC (formerly known as Broin Management, LLC) for the management and operation of the plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005. The term of the new management agreement, as amended, continues through June 30, 2015.  In exchange for these services, POET Plant Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus based on a percentage of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to POET Plant Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the plant.

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

Risk Management Agreement  On April 1, 2007, the Company entered into a new corn and natural gas price risk management agreement with POET Plant Management.  The new risk management agreement became effective on July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  In exchange for providing certain risk management services relating to corn and natural gas prices, including hedging and pooling services, the Company pays POET Plant Management an annual fee of $59,580 payable in quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.

Distillers Grains Marketing Agreement –The Company has an agreement with POET Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), a related party through ownership by entities related to the minority member, to provide marketing and administrative services for the sale of distillers grains. The agreement commenced March 8, 2002, with a current expiration date of March 8, 2012, renewing for five-year terms unless terminated by either party with 90 days notice prior to expiration.  The agreement provides for an agency relationship in that POET Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were no other changes to other agreements during this period.  Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
June 30,	Agreements	Agreements	Agreements	Total
2008	$2,520	$547,509	$217,080	$767,109
2009	2,520	547,509	217,080	767,109
2010	2,520	547,509	217,080	767,109
2011	2,541	547,509	217,080	767,130
2012	2,646	528,558	198,990	730,194
2013-2100	367,007	1,415,115	—	1,782,122

	$379,754	$4,133,709	$1,067,310	$5,580,773

Corn Delivery — On August 9, 2005, POET Biorefining - Big Stone agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’ members are no longer obligated to deliver corn to the plant. Instead, the plant purchases all of its corn from local corn producers and the open market.  In addition, POET Biorefining - Big Stone agreed to honor all member forward contracts for 2006 delivery if the contract was written by September 15, 2005.

Incentive Revenue - The Company previously received incentive payments from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. The program ended June 30, 2006.  The USDA had set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive was calculated on the USDA fiscal year of October 1 to September 30. Revenue of $31,385, $26,835 and $1,064,644 has been earned for the USDA program years ended September 30, 2006, 2005 and 2004, respectively. Incentive revenue of $0 and ($7,492) was recorded for the six months ended June 30, 2007 and 2006, respectively, for this program due to the variability of program rules for payout ratios.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $750,000, $776,333 and $705,404 for the program years ended June 30, 2007, 2006 and 2005, respectively. Incentive revenue of $250,000 and $276,332 was recorded for the six months ended June 30, 2007 and 2006, respectively, for this program.

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

During July 2007, POET Biorefining - Big Stone approved a $5,300,000 distribution, which it paid on July 27, 2007.  Northern Growers received $4,089,480 and the minority member received $1,210,520.  In conjunction with this cash distribution, on August 2, 2007, Northern Growers retained $256 and paid a distribution of $4,089,224 to its members of record as of June 30, 2007.  The above distributions are recorded as a liability as of June 30, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and six month period ended June 30, 2007, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, POET Biorefining - Big Stone (POET Biorefining - Big Stone and Northern Growers are also collectively referred to as “we” “us” or “our”). Broin Investments I, LLC, owns the remaining minority interest in POET Biorefining - Big Stone. POET Biorefining - Big Stone owns and operates an ethanol plant (the “plant”) near Big Stone City, South Dakota. The plant produces fuel-grade ethanol and distillers grains from the processing of corn. Corn is supplied to the plant from purchases of corn on the local open market. The ethanol produced at the plant is sold to POET Ethanol Products (f/k/a as Ethanol Products), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Distillers grains, a co-product of the production process, are sold through POET Nutrition (f/k/a Dakota Gold Marketing), which markets and sells the product to livestock feeders primarily located in the United States.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike prior to 2005, are not a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and the petroleum markets, weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, and the price of corn, soybean meal and other protein-based feed products.  Our two largest costs of production are corn and natural gas, although the plant’s cost for natural gas is offset by the use of steam supplied from the adjacent Big Stone Plant, a coal fired, electrical generating facility located immediately adjacent to the plant. The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $8.7 million from the second quarter of 2006 to the second quarter of 2007, and by $8.5 million from the six months ended June 30, 2006 to the six months ended June 30, 2007.  Net income decreased between periods because of an increase in corn costs, offset by a modest increase in revenue from the sale of ethanol. Corn costs rose primarily because of a significant increase in the price of corn, the average price rising, for example, by about 69% from the three months ended June 30, 2006 to the three months ended June 30, 2007. Corn prices between periods were adversely impacted by the low corn carryout beginning this year and increased demand for corn by new and expanding ethanol plants nationwide. Rising corn costs were offset by an increase in revenue from the sale of ethanol, with increased sales affected by, for the quarter ended, an increase in production following the completion of our plant expansion in May, and, for the six months ended, a combination of rising production and increased demand from blenders.

As for the remainder of 2007, our primary concern rests with the uncertainty in the ethanol and corn markets. During the quarter ended June 30, 2007, the price of ethanol began to decrease due to an increase in supply of ethanol from new and expanding plants coming on line. Approximately 515 million gallons, for example, came on line during the second quarter.  Without the creation of new markets to absorb this supply, as well as an enormous supply coming on line in the near future, the price of ethanol could decrease to lower levels. In addition, while corn prices decreased during the month of June 2007 following a newly revised and favorable spring planting report from the USDA, the price of corn could move up again if unfavorable weather conditions, such as drought, affect the corn supply. The corn supply in the area surrounding the plant is favorable right now, but certain parts of South Dakota and the upper Midwest are experiencing drier conditions which could affect the supply and price through next season.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30,
	2007		2006
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	30,570,215	87%	27,576,203	87%
Distillers Grains	4,290,222	12%	4,161,435	13%
Incentive	116,667	0%	102,265	0%
Total	34,977,104	100%	31,839,903	100%

Cost of Revenues	30,627,607	88%	16,098,862	51%

General and Administrative Expenses	1,028,771	3%	1,558,696	5%

Other Operating Income (Expense)	(588,183)	(2)%	(230,372)	(1)%

Minority Interest	(633,687)	(2)%	(3,196,560)	(10)%

Net Income (Loss)	$2,098,856	6%	$10,755,413	34%

Revenues - Revenue increased $3.1 million, or 10%, to $35.0 million for the three months ended June 30, 2007 from $31.9 million for the three months ended June 30, 2006. Revenues increased due to an increase in sales of ethanol and distiller grains.

 Revenues from the sale of ethanol increased $3.0 million, or 11%, to $30.6 million for the three months ended June 30, 2007 from $27.6 million for the three months ended June 30, 2006. The increase was primarily driven by a 23% increase in sales volume between periods, offset by a 10% decrease in the average sales price per gallon. The volume increase was created by a 19% increase in production volume following the completion of our plant expansion in mid May, which went from a 40 million gallon name-plate production facility to a 75 million gallon name-plate production facility.  Ethanol prices decreased between periods due to an excess supply of ethanol in the marketplace.

Revenues from the sale of distillers grains increased approximately 3%, or $130,000, between periods. The increase was primarily driven by an increase in sales volume, offset by a decrease in price per ton. Lower prices for distillers grains are expected to continue for the foreseeable future, as the excess supply of ethanol in the market has begun to create an excess supply of distillers grains.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $14.5 million, or 90%, to $30.6 million for the three months ended June 30, 2007 from $16.1 million for the three months ended June 30, 2006. The increase was due to an 89% increase in corn costs per bushel between periods, a 7% increase in energy costs per gallon, and an increase in production following expansion of the plant.

The 89% increase in corn costs per bushel was the result of an increase in market prices and the effect of changing prices on the value of our corn hedging and forward contracts. The local market price of corn increased approximately 69% between periods due to a market forecast of low corn carryout in 2007.  Increased demand for corn from the growing ethanol industry contributed to the increase as well.  In addition, because we anticipated rising corn prices through 2007 from the low carryout, we increased our hedging positions to protect against this increase. Corn prices, however, decreased by $0.86 per bushel in June 2007 after a newly revised and favorable spring planting report from the USDA.  This decrease resulted in a $700,000 loss on our hedging positions at June 30, 2007 and a corresponding increase to our corn costs. The price decrease in June also caused a loss on our forward contracts at June 30, 2007.  After purchasing a certain amount of corn on a forward contract basis prior to June 2007, the decrease in price in June fell below our forward contract prices, resulting in a $2.3 million loss at June 30, 2007 and a corresponding increase to our corn costs.

The 7% increase in energy costs per gallon between periods was primarily due to an increase in electric and natural gas costs.  Our electric costs per gallon increased primarily due to the implementation of BPX™ into the production process which was completed in the fall of 2006.  Our natural gas costs increased between periods due to declining inventories nationwide and rising crude prices.

General and Administrative Expenses - General and administrative expenses decreased $530,000, or 34%, to $1.03 million for the three months ended June 30, 2007 from $1.56 million for the three months ended June 30, 2006. The decrease was principally due to a decrease in management incentive fees and costs, which resulted from a decrease in net income.

Net Income - Net income decreased $8.7 million, or 80%, to $2.1 million for the three months ended June 30, 2007 from $10.8 million for the three months ended June

30, 2006. This change was caused primarily by, as discussed above, an increase in corn and energy costs and production volume, offset by an increase in revenues from the sale of ethanol.

Comparison of the six months ended June 30, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30,
	2007		2006
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	57,526,181	86%	49,178,574	85%
Distillers Grains	9,394,455	14%	8,336,605	14%
Incentive	250,000	0%	268,840	0%
Total	67,170,636	100%	57,784,019	100%

Cost of Revenues	53,729,998	80%	33,379,789	58%

General and Administrative Expenses	2,429,522	4%	2,673,750	5%

Other Operating Income (Expense)	(753,914)	(1)%	(472,401)	(1)%

Minority Interest	(2,378,835)	(4)%	(4,875,504)	(8)%

Net Income (Loss)	$7,878,367	12%	$16,382,575	28%

Revenues - Revenue increased $9.4 million, or 16%, to $67.2 million for the six months ended June 30, 2007 from $57.8 million for the six months ended June 30, 2006. Revenues increased due to an increase in revenue from the sale of ethanol and distillers grains.

Revenues from the sale of ethanol increased $8.3 million, or 17%, to $57.5 million for the six months ended June 30, 2007 from $49.2 million for the six months ended June 30, 2006. The increase was generated by a 9% increase in sales volume, which resulted from an increase in production volume.  The increase in revenues was also affected by a 7% increase in the average sales price per gallon, which principally occurred during the three months ended March 31, 2007 when ethanol prices rose due to increased demand from blenders.

Revenues from the sale of distillers grains increased 13% between periods.  The increase was primarily driven by an increase in the price of distillers grains which rose in conjunction with a significant rise in corn prices between periods and our need to sell additional distillers grains on the spot market during the three months ended March 31, 2007.

Cost of Revenues - Cost of revenues, including production expenses, increased $20.3 million, or 61%, to $53.7 million ended for the six months June 30, 2007 from $33.4 million for the six months ended June 30, 2006.  Cost of revenues increased between periods due to an 8% increase in production volume of ethanol and an 86% increase in cost of corn per bushel, offset by a 7% decrease in energy costs per gallon.

The 86% increase in corn costs per bushel was the result of increase in market prices and the effect of changing prices on the value of our forward contracts.  The local market price of corn increased approximately 64% between periods, as the price was adversely affected by the low corn carryout into 2007.  In addition, while we experienced a $1.5 million gain on our hedging positions for the six months ended June 30, 2007, this gain was offset by a $6.5 million loss on our forward contracts. This loss was caused by a decrease in the prices of corn in March and June 2007 which, at March 31, 2007 and June 30, 2007, fell below our forward contract prices.

While corn costs increased, our energy costs decreased between periods. Energy costs decreased primarily due to a 15% decrease in the cost of natural gas per unit from the six months ended June 30, 2006 to the six months ended June 30, 2007, offset by an increase in electricity costs. The decrease in natural gas costs was primarily attributed to the exceptionally high prices of natural gas during the first several months of the six months ended June 30, 2006, all of which was due to the shortage in supply caused by the destructive hurricane season in the summer and fall of 2005.  Our electricity costs per gallon increased primarily due to the implementation of BPX™ technology into the production process.

General and Administrative Expenses - General and administrative expenses decreased $240,000, or 9%, to $2.43 million for the six months ended June 30, 2007 from $2.67 million for the six months ended June 30, 2006. The decrease was principally due to a decrease in management incentive fees and costs, which resulted from a decrease in net income.

Net Income - Net income decreased $8.5 million, or 52%, to $7.9 million for the six months ended June 30, 2007 from $16.4 million for the six months ended June 30, 2006. This change was caused primarily by, as discussed above, an increase in corn costs and production volume, offset by an increase in revenues and a decrease in energy costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million revolving credit facility which is discussed below under “Indebtedness.” Net working capital as of June 30, 2007 was $10.0 million, compared to $1.1 million as of June 30, 2006.

The following table shows the cash flows between the six months ended June 30, 2007 and the six months ended June 30, 2006:

	Six Months Ended June 30,
	2007	2006
	$	$
Net cash from operating activities	$21,456,327	$16,967,549
Net cash (used for) investing activities	$(14,336,130)	$(10,534,738)
Net cash (used for) financing activities	$(6,395,802)	$(8,715,502)

Cash Flow From Operating Activities - Net cash flow from operating activities increased $4.5 million between periods, principally due to an increase in cash provided by corn and ethanol inventories, offset by a decrease in net income between periods.  Corn inventory decreased 88% in 2007 as the value of corn per bushel decreased 77% due to changes in value on our hedging contracts, and a 47% decrease in the number of bushels in inventory.  Ethanol inventory decreased 47% in 2007 due to a decrease in the number of gallons in inventory and a decrease in sales price per gallon.

Cash Flow From Investing Activities - Net cash flow used for investing activities increased $3.8 million between periods, primarily due to payments for property and equipment for the plant’s expansion and BPX™ project and cash paid for capitalized interest on a $33 million construction note.  The total cost of the plant’s expansion and BPX™ project is $42.4 million, of which $33 million is financed with debt under the construction note and the remainder with cash from operations.

Cash Flow From Financing Activities - Net cash used for financing activities decreased by $2.3 million between periods, primarily due to the receipt of $12.4 million under the construction note for the plant’s expansion and BPX™ project. The $12.4 million receipt was offset by a $10.0 million increase in distributions paid to Northern Growers’ members and the minority member of POET Biorefining — Big Stone.

We believe that cash flows from operations and our revolving debt will continue to be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.

Indebtedness

We have four secured notes and loans outstanding under our existing loan agreement with US Bank: 1) a $33.0 million construction note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; and 4) an $8 million variable rate, revolving note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. We had $8 million available for use as of June 30, 2007.

Half of the $33 million construction note is subject to a variable rate of one-month LIBOR plus 2.75% under an interest rate swap agreement (see Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”), to be adjusted and payable monthly, and the other half is subject to US Bank’s prime rate with interest payments due monthly.  On October 16, 2006, US Bank funded to us $16.252 million in one lump sum under the note subject to an interest rate swap agreement.  The note is expected to convert to a term note on or before August 30, 2007, with the note being subject to two interest rate options at the time of conversion, a variable-interest rate or a fixed-interest rate. The variable rate on the term note will be subject to the same rate as the prime rate under the construction note, while the term note will be subject to a rate agreed to between the parties.  Payments of principal will be due quarterly beginning November 30, 2007.  Interest is payable monthly.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) was $13.09 million as of June 30, 2007. Principal payments of $321,203 and $639,756 were made on this note during the quarter and six months ended June 30, 2007, respectively.

The principal balance outstanding on the $3.9 million variable rate non-revolving loan (8.25%) was $3.02 million as of June 30, 2007. Principal payments of $97,500 and $195,000 were made on this note during the three and six months ended June 30, 2007, respectively.

 The $1.2 million fixed-rate note was retired on April 30, 2007. Principal payments of $84,272 and $165,900 were made on this note during the quarter and six months ended June 30, 2007.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, and contracts. In addition to standard covenants and conditions in the amended loan agreement, we are subject to certain conditions and covenants which are discussed in our Form 10-K for the year ended December 31, 2006. We were in compliance with all conditions and covenants under our loan agreement with US Bank as of June 30, 2007 and the date of this filing.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after

November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting.  It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the June 30, 2007 and December 31, 2006 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of June 30, 2007 and June 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2007	$26,992,698	$2,699,270
June 30, 2006	$14,148,062	$1,414,806

Interest Rate Risk

 Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $18.13 million in variable rate, long-term debt as of June 30, 2007, or approximately 38% of our total indebtedness. The interest rate on $3.02 million of the variable rate, long-term debt is US Bank’s prime rate, which was 8.25% as of June 30, 2007.  The variable portion of the construction note was $15.11 million as of June 30, 2007, and the rate is at 8.07% (One-Month LIBOR plus 2.75%). We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the construction note.

 In order to achieve a fixed interest rate on a portion ($16.252 million) of our total construction loan ($33.0 million), we have interest rate swap agreement with US Bank.  This agreement includes the construction period from September 29, 2006 through August 30, 2007 as well as the seven-year term financing period through August 30,

2014.  When the construction loan converts to the permanent loan on August 30, 2007, the swap agreement then covers $16.252 million of the total construction loan amount.  This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate on 50% of the total construction loan at 7.98% until August 30, 2014. The agreement is based on a variable rate of One-Month LIBOR plus 2.75%, and is swapped for a fixed rate of 7.98% with monthly interest settlements. While our exposure is now reduced, there can be no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, when One-Month LIBOR plus 2.75% exceeds 7.98%, we receive payments for the difference between the market rate and the swap rate. Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98%, we make payments for the difference.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

During the quarter ended June 30, 2007, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 13, 2007, Northern Growers held its 2007 annual meeting of members in Milbank, South Dakota, at which time the following individuals were elected to the board of managers to fill five open seats. No new items of business were voted upon by the members. The nominees and voting results of the annual meeting were as follows:

Board of Manager Nominees	District One or Two	For
Leroy Bergan	One	Unanimous
Robert Metz	One	Unanimous
Jeff Olson	Two	Unanimous
Ron Olson	One	Unanimous
Steve Street	One	Unanimous

Following the annual meeting and election, the board of managers for Northern Growers consists of the following persons and their term of office:

Current Board of Managers	Term Expires	District One or Two
Ronald Anderson	2009	One
Leroy Bergan	2010	One
Wendell Falk	2008	One
R. Lars Herseth	2009	One
Mark Lounsbery	2008	One
Robert Metz	2010	One
Robert Narem	2008	One
Jeff Olson	2010	Two
Ronald Olson	2010	One
Heath Peterson	2009	One
Delton Strasser	2009	One
Steve Street	2010	One
Bill Whipple	2008	One
Robert Wittnebel	2008	Two

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Dated: August 9, 2007
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