Form 10-Q
period 2007-09-30
NORTHERN GROWERS LLC
filed 2007-11-09
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 1, 2007, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006*

ASSETS

CURRENT ASSETS
Cash	$7,760,340	$9,925,200
Accounts receivable
Trade related party	6,918,138	6,445,387
Trade	654,205	850,565
Other	609,290	911,359
Inventory	8,081,071	15,493,876
Prepaid expenses	205,469	81,992
Investment in commodities contracts	2,244,209	1,121,151

Total current assets	26,472,722	34,829,530

PROPERTY AND EQUIPMENT
Land improvements	6,546,917	5,105,996
Equipment	68,868,483	45,061,239
Buildings	15,198,448	9,349,073
Construction in progress	3,151,880	18,017,902
	93,765,728	77,534,210
Less accumulated depreciation	(14,219,316)	(11,120,828)

Net property and equipment	79,546,412	66,413,382

OTHER ASSETS	257,378	236,996

	$106,276,512	$101,479,908

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,976,568	$1,254,171
Accounts payable - corn	1,752,343	1,981,804
Accounts payable - related party	614,135	896,678
Accounts payable - construction - related party	168,632	2,173,905
Other accrued liabilities	593,862	548,909
Accrued interest	17,246	1,321
Distribution payable - Northern Growers	—	6,787,696
Distribution payable - minority member	—	2,512,400
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	5,057,553	2,685,475
Derivative financial instruments	282,034	187,069

Total current liabilities	10,467,373	19,034,428

LONG-TERM NOTES PAYABLE	43,637,569	33,391,741

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	11,431,302	10,790,823

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive income (loss)	(217,617)	(144,342)
Retained earnings	28,235,985	25,685,358

Total members’ equity	40,740,268	38,262,916

	$106,276,512	$101,479,908

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES
Sales related party	$34,589,824	$30,720,882	$92,116,005	$79,899,456
Sales	5,360,277	3,909,394	14,754,732	12,245,999
Incentive	250,000	266,044	500,000	534,884
Total revenues	40,200,101	34,896,320	107,370,737	92,680,339

COST OF REVENUES	31,397,187	14,732,663	85,127,185	48,112,452

GROSS PROFIT	8,802,914	20,163,657	22,243,552	44,567,887

EXPENSES
General and administrative	1,301,220	1,815,977	3,730,742	4,489,727
Total operating expenses	1,301,220	1,815,977	3,730,742	4,489,727

INCOME FROM OPERATIONS	7,501,694	18,347,680	18,512,810	40,078,160

OTHER INCOME (EXPENSES)
Interest income	118,129	62,825	345,852	219,891
Interest expense	(880,660)	(322,576)	(1,898,756)	(958,413)
Other	16,215	9,704	52,674	16,074
Total other income (expenses)	(746,316)	(250,047)	(1,500,230)	(722,448)

INCOME BEFORE MINORITY INTEREST	6,755,378	18,097,633	17,012,580	39,355,712

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(1,549,455)	(4,137,618)	(3,928,290)	(9,013,122)

NET INCOME	$5,205,923	$13,960,015	$13,084,290	$30,342,590

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.103	$0.276	$0.258	$0.599

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$0.165	$0.208	$0.384

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.081	$0.165	$0.342	$0.283

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$13,084,290	$30,342,590
Changes to net income not affecting cash
Depreciation	3,133,976	1,874,329
Amortization of loan fees	25,925	2,374
Minority interest in subsidiary’s earnings	3,928,290	9,013,122
Decrease (increase) in current assets
Accounts receivable
Related party	(472,751)	(2,012,526)
Trade	196,360	(166,997)
Other	(195)	(291,292)
Inventory	7,412,805	(4,376,550)
Prepaid expenses	(123,477)	(135,033)
Investment in commodity contracts	(1,123,058)	(261,495)
Increase (decrease) in current liabilities
Accounts payable
Trade	722,397	(468,028)
Corn	(229,461)	(1,233,194)
Related party	(282,543)	649,210
Accrued liabilities	44,953	57,523
Accrued interest	15,925	3,861

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,333,436	32,997,894

INVESTING ACTIVITIES
Purchase of property and equipment	(17,618,867)	(21,130,668)
Cash paid for capitalized construction interest	(653,413)	—
Tax refund on construction	302,264	263,410

NET CASH (USED FOR) INVESTING ACTIVITIES	(17,970,016)	(20,867,258)

FINANCING ACTIVITIES
Long-term notes payable issued	14,040,126	—
Principal paid on long-term notes payable	(1,422,220)	(1,360,989)
Distributions paid - Northern Growers	(17,321,359)	(14,332,787)
Distributions paid - minority member	(5,778,520)	(4,279,643)
Cash paid for financing costs	(46,307)	(227,885)
NET CASH (USED FOR) FINANCING ACTIVITIES	(10,528,280)	(20,201,304)

NET (DECREASE) IN CASH	(2,164,860)	(8,070,668)

CASH AT BEGINNING OF PERIOD	9,925,200	12,057,017

CASH AT END OF PERIOD	$7,760,340	$3,986,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,609,547	$952,136

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$168,632	$2,630,712
Accounts receivable for tax refund on construction	$384,920	$—
Distributions payable	$—	$10,849,819

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (“the plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET Biorefining – Big Stone) (“POET Biorefining – Big Stone”), and own a 77.16% interest in POET Biorefining – Big Stone. For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET Biorefining – Big Stone on a consolidated basis. On June 26, 2002, the plant began grinding corn and on July 5, 2002, the plant commenced its principal operations at a 40 million gallon nameplate capacity. On May 14, 2007, the plant completed its expansion to a 75 million gallon nameplate capacity. The Company sells ethanol and related products primarily in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

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

The Company has recorded a decrease to cost of revenues of $1,497,446 and $184,508 related to our derivative contracts for the nine months ended September 30, 2007 and 2006, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreement

During the year ended December 31, 2006, the Company entered into an interest rate swap agreement as part of its interest rate risk management strategy, effectively converting a portion of its variable rate debt to fixed rate debt.  The swap agreement, which expires August 31, 2014, is accounted for as a cash flow hedge under SFAS No. 133, as amended.  Under the terms of the swap, in exchange for receiving a variable rate, the Company’s net monthly interest payment is fixed based on the notional amount. The swap transaction qualifies for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the interest rate swap was $16,500,000 and $16,252,000 as of September 30, 2007 and December 31, 2006, respectively.  As of September 30, 2007, $282,034 has been recorded as a current derivative liability to record the fair value of the swap, with a corresponding entry of $217,617 to accumulated other comprehensive loss in the members’ equity section of the balance sheet and a decrease of $64,417 to minority interest. At December 31, 2006, $187,069 had been recorded as a current derivative liability to record the fair value of the swap, with a corresponding entry of $144,342 to accumulated other comprehensive loss in the members’ equity section of the balance sheet and a decrease of $42,727 to minority interest.

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of September 30, 2007 and December 31, 2006, accumulated other comprehensive income (loss) consists of unrealized income and loss from our interest rate swap agreement designated as a cash flow hedge. Other comprehensive loss for the three and nine month periods ending September 30, 2007 was ($298,290) and ($73,275), respectively. There was no other comprehensive income (loss) for the periods ending September 30, 2006.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2007	2006*

Finished goods	$2,144,682	$3,256,330
Raw materials	3,868,601	10,461,893
Work-in-process	917,280	807,185
Spare parts inventory	1,150,508	968,468

	$8,081,071	$15,493,876

* Derived from audited financial statements

NOTE 4 - NOTES PAYABLE

On August 28, 2006, POET Biorefining - Big Stone and US Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million revolving notes into one note.  On September 21, 2007, an amendment to the loan agreement became effective. The purpose of the amendment was to finance $4,300,000 for additional grain storage and to finance a $9,000,000 revolving note. Under the amended loan agreement and the September 21, 2007 amendment, POET Biorefining — Big Stone is subject to seven notes:  a $15.8 million fixed-rate note; a $3.9 million variable-rate, non-revolving note; an $8 million variable-rate, revolving long term note; a $1.2 million note; a $33 million construction note; a $4.3 million variable-rate note; and a $9 million variable-rate, revolving short term note.

The $15.8 million fixed-rate note bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

The $3.9 million variable-rate, non-revolving note bears interest at the Bank’s prime rate, or 7.75% at September 30, 2007. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

The restated loan agreement restructured the $3.0 million and $5.0 million notes into a single $8 million revolving note. The new revolving note permits POET Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes. Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.

The $1.2 million fixed rate note, which was retired on April 30, 2007, bore interest at 4.7%, and required quarterly payments of principal and interest.

The construction note of $33,000,000 was converted to a term note on August 31, 2007. The notional amount ($16.5 million as of September 30, 2007) is subject to the interest rate swap agreement discussed in Note 2 under

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

“Interest Rate Swap Agreement”. The loan will be amortized over a ten-year period commencing August 31, 2007 and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly beginning November 30, 2007 and payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (8.315% at September 30, 2007).

The $4.3 million note, which was issued on September 21, 2007 and funded in full on October 5, 2007 to finance additional grain storage and handling equipment, is subject to a variable rate of LIBOR plus 3.00%, adjusted and due monthly. A principal payment of $154,000 is due quarterly, which was begun on October 31, 2007.

The $9 million note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn. It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (8.148% at September 30, 2007). The loan is subject to a quarterly unused commitment fee of .0250%. The total unpaid principal balance is due at maturity, or July 30, 2008. $9 million was available at September 30, 2007.

POET Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at September 30, 2007. Under the September 21, 2007 loan agreement amendment, the working capital requirement increases from $7.5 million to $10 million on October 1, 2007. Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

Long-term notes payable with the Bank consisted of the following:

	September 30, 2007	December 31, 2006*
	(Unaudited)
Variable rate, non-revolving note	$2,925,000	$3,217,500
Fixed rate note	12,770,122	13,733,942
Fixed rate note	—	165,901
Term note	33,000,000	18,959,873

	48,695,122	36,077,216
Less current portion	(5,057,553)	(2,685,475)

	$43,637,569	$33,391,741

* Derived from audited financial statements

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2007 and December 31, 2006, there were no outstanding borrowings against the long-term variable rate revolving note and the balance available on this note was $8,000,000.

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending September 30,	Amount

2008	$5,057,553
2009	5,146,913
2010	5,242,112
2011	5,343,531
2012	11,405,013
2013 to August 31, 2014	16,500,000

$48,695,122

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

Expansion Construction Agreement – The Company entered into a Design/Build Agreement with POET Design and Construction, Inc. (formerly known as Broin & Associates, Inc.) on October 25, 2005. The purpose of this agreement is to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology. The final cost of construction and improvements for both projects is $42.3 million, with a remaining commitment at September 30, 2007, of $297,883 to be met with cash. The liability incurred on this construction contract was $100,000 and $2,173,905 at September 30, 2007 and December 31, 2006, respectively.

Additional Corn Storage Construction Agreement – The Company entered into a Design/Build Agreement with POET Design and Construction, Inc. on April 3, 2007. The purpose of this agreement is to expand the corn storage capacity at the plant. The estimated cost of construction for the project is $4.3 million and is anticipated to be fully financed by the Bank. The liability incurred on this construction contract was $68,632 at September 30, 2007 and $0 at December 31, 2006. In anticipation of financing from the Bank for the total cost of construction for this project, the Company made cash payments of $3.36 million on the construction note through September 30, 2007.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Ethanol Marketing Agreement – The Company has renewed its agreement with Ethanol Products, LLC (d/b/a/ POET Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.

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

Risk Management Agreement – On April 1, 2007, the Company entered into a new corn and natural gas price risk management agreement with POET Plant Management. The new risk management agreement became effective on July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term. In exchange for providing certain risk management services relating to corn and natural gas prices, including hedging and pooling services, the Company pays POET Plant Management an annual fee of $59,580 payable in quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were no other changes to other agreements during this period. Minimum payments related to the management and other agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
September 30,	Agreements	Agreements	Agreements	Total
2008	$2,520	$547,509	$217,080	$767,109
2009	2,520	547,509	217,080	767,109
2010	2,520	547,509	217,080	767,109
2011	2,572	547,509	217,080	767,161
2012	2,646	509,607	144,720	656,973
2013-2100	366,346	1,297,189	—	1,663,535

	$379,124	$3,996,832	$1,013,040	$5,388,996

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

Incentive Revenue - The Company previously received incentive payments from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. The program ended June 30, 2006. The USDA had set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive was calculated on the USDA fiscal year of October 1 to September 30. Revenue of $31,385, $26,835 and $1,064,644 has been earned for the USDA program years ended September 30, 2006, 2005 and 2004, respectively. Incentive revenue of $0 and $8,552 was recorded for the nine months ended September 30, 2007 and 2006, respectively, for this program due to the variability of program rules for payout ratios.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $250,000, $750,000 and $776,333 for the program years ended June 30, 2008, 2007 and 2006, respectively. Incentive revenue of $500,000 and $526,332 was recorded for the nine months ended September 30, 2007 and 2006, respectively, for this program.

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

To date, no legal proceeding is pending with or threatened by the EPA, nor has POET Design and Construction resolved with the EPA the application and use of the proper testing method for quantifying emissions. If a proceeding were initiated or settlement reached with the EPA, fines and/or other penalties against the Company could result, the nature and scope of which is uncertain. While there is a reasonable possibility of fines and/or other penalties in the event of any proceeding or settlement, until the EPA and POET Design and Construction resolve the outstanding issues, the Company is unable to estimate the scope and magnitude of any possible fine or other penalty. Accordingly, the Company has not accrued any amount to its consolidated statement of operations relating to any potential claim.

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

NOTE 8 – SUBSEQUENT EVENTS

The $4.3 million note with US Bank, which was issued on September 21, 2007 to finance additional grain storage and handling equipment, was funded in full on October 5, 2007.

The final payment on the Company’s Design/Build Agreement with POET Design and Construction to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology, was made on October 26, 2007 for $297,883. The final cost of construction and improvements for both projects is $42,331,892.

The Company has an agreement with the co-owners of the Big Stone Plant, Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service, for the use of the Big Stone Plant's steam resulting from its manufacturing process. On October 25, 2007, the Big Stone Plant suspended operations for approximately six weeks for its preventative maintenance program, consequently increasing our reliance on natural gas. The Company’s production will be slowed down during this period by approximately 33% to compensate for lack of the Company's natural gas flow capacity.

Item 2. Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and nine month period ended September 30, 2007, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, POET Biorefining - Big Stone (POET Biorefining - Big Stone and Northern Growers are also collectively referred to as “we” “us” or “our”). Broin Investments I, LLC, owns the remaining minority interest in POET Biorefining - Big Stone. POET Biorefining - Big Stone owns and operates an ethanol plant (the “plant”) near Big Stone City, South Dakota. The plant produces fuel-grade ethanol and distillers grains through the processing of corn. In May 2007 the plant completed a major expansion, increasing its annual name-plate production capacity from 40 million gallons of ethanol and 156,000 tons of distillers grains to 75 million gallons of ethanol and 290,000 tons of distillers grains. Corn is supplied to the plant from purchases of corn on the local open market. The ethanol produced at the plant is sold to POET Ethanol Products (f/k/a as Ethanol Products), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Distillers grains, a livestock feed product, are sold through POET Nutrition (f/k/a Dakota Gold Marketing), which markets and sells the product to livestock feeders primarily located in the United States.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike prior to 2005, are now an immaterial source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and the petroleum markets, weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, and the price of corn, soybean meal and other protein-based feed products.  Our two largest costs of production are corn and natural gas, although the plant’s use of natural gas is offset by the use of steam supplied from the adjacent Big Stone Plant, a coal fired, electrical generating facility located immediately adjacent to the plant. The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $8.7 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, and by $17.2 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.  Despite a 35 million gallon increase in our plant’s name-plate production capacity following the completion of an expansion in May, net income still decreased between periods because of an increase in corn costs and a decrease in ethanol prices. Corn costs were primarily affected by a 69% increase in the price of corn between quarters and a 67% increase between the nine month periods. The price increase was mainly driven by an increase in demand for corn from new and expanding ethanol plants and increases in the price of other agricultural commodities such as soybeans and wheat.

We expect the downward trend in net income to continue for the foreseeable future. Accordingly, cash distributions to our members will be curtailed during this time, as we preserve our cash for payment of expenses, such as corn, energy, and production costs.  The primary driving force of the income trend is the declining price of ethanol.

Since the end of the third quarter 2007, the price of ethanol has declined sharply by approximately 16%, the price being adversely impacted by the existing oversupply in the market. Currently, 130 ethanol biorefineries nationwide have a capacity to produce more than 6.8 billion gallons annually.  Another 76 biorefineries are under construction and ten are expanding, which will add more than 6.7 billion gallons of new production capacity in 2009. At the same time, however, demand for ethanol through the opening of new markets is expected to remain sluggish, especially in the East and Southeast. Unless U.S. Congress adopts an amendment to the current Renewable Fuels Standard (RFS), we anticipate that the demand and supply imbalance will continue through the end of 2008. While the U.S. Senate passed a bill in June requiring that 13 billion gallons of ethanol be in use by 2013 and 36 billions by 2022, on top of the current mandate of 7.5 billion gallons of ethanol in use by 2012, it is uncertain whether this or a similar bill will become law. In addition, although the corn yield for the 2007 harvest season is expected to be very favorable given the number of acres planted and fortunate good weather, we do not anticipate that the improved corn yield will positively affect the corn price and, therefore, provide any material improvement on our margins.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30,
	2007		2006
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	34,589,824	86%	30,720,882	88%
Distillers Grains	5,360,277	13%	3,909,394	11%
Incentive	250,000	1%	266,044	1%
Total	40,200,101	100%	34,896,320	100%

Cost of Revenues	31,397,187	78%	14,732,663	42%

General and Administrative Expenses	1,301,200	3%	1,815,977	5%

Other Operating Income (Expense)	(746,316)	(2)%	(250,047)	(1)%

Minority Interest	(1,549,455)	(4)%	(4,137,618)	(12)%

Net Income	5,205,923	13%	13,960,015	40%

Revenues - Revenue increased $5.3 million, or 15%, to $40.2 million for the three months ended September 30, 2007 from $34.9 million for the three months ended September 30, 2006. Revenues increased due to an increase in sales of ethanol and distillers grains.

Revenue from the sale of ethanol increased $3.9 million, or 13%, to $34.6 million for the three months ended September 30, 2007 from $30.7 million for the three months ended September 30, 2006. The increase was primarily driven by a 52% increase in sales volume between periods, offset by a 26% decrease in the average sales price per gallon.  Additional sales were made possible because more ethanol was available for sale following the completion of our plant expansion. Ethanol prices, however, decreased between periods due to an excess supply of ethanol in the market.

Revenue from the sale of distillers grains increased $1.5 million, or 37%, to $5.4 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006.  The increase was primarily driven by an increase in sales volume and an increase in sales price per ton.  Like ethanol, sales increased due to an increase in plant production following our plant expansion.  The price of distillers grains increased in parallel with increases in the price of corn and soybean meal.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $16.7, or 113%, to $31.4 million for the three months September 30, 2007 from $14.7 million for the three months ended September 30, 2006. The increase was primarily due to a 97% increase in corn costs per bushel between periods and a 49% increase in production volume, offset by a 7% decrease in energy costs per gallon.  Depreciation and maintenance and repairs expenses also contributed to the increase.

The 97% increase in corn costs per bushel was primarily the result of an increase in market prices.  The market price continued to be adversely impacted by low corn carryout from 2006 and from very strong demand from the ever-growing ethanol industry. While we expect the corn yield from the 2007 harvest to be positive, we believe that corn prices are not likely to decrease significantly and alter the current trend.

The 7% decrease in energy costs per gallon was primarily due to a 19% decrease in natural gas costs per unit.  Natural gas cost decreased because of above average inventories in storage nationwide. We anticipate, however, that our natural gas costs will increase in the fourth quarter due to an increase in natural gas usage.  Costs will increase because our use of steam from Big Stone Plant will be unavailable for at least six weeks due to a maintenance shut down at Big Stone Plant, consequently increasing our reliance on our boilers for steam production.  Our plant’s production will be slowed down during this period by approximately 33% to compensate for lack of natural gas flow capacity.

Depreciation expense on production assets increased by 100% between periods due to our plant expansion.  Expansion also increased our maintenance and repairs expense by 117%.

General and Administrative Expenses - General and administrative expenses decreased $520,000, or 28%, to $1.3 million for the three months ended September 30, 2007 from $1.82 million for the three months ended September 30, 2006. The decrease was primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income.

Net Income - Net income decreased $8.7 million, or 63%, to $5.2 million for the three months ended September 30, 2007 from $13.9 million for the three months ended September 30, 2006. This change was caused primarily by, as discussed above, an increase in corn costs, offset by an increase in revenues from the sale of ethanol following our expansion.

Comparison of the nine months ended September 30, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30,
	2007		2006
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	92,116,005	86%	79,899,456	86%
Distillers Grains	14,754,732	14%	12,245,999	13%
Incentive	500,000	0%	534,884	1%
Total	107,370,737	100%	92,680,339	100%

Cost of Revenues	85,127,185	79%	48,112,452	52%

General and Administrative Expenses	3,730,742	3%	4,489,727	5%

Other Operating Income (Expense)	(1,500,230)	(1)%	(722,448)	(1)%

Minority Interest	(3,928,290)	(4)%	(9,013,122)	(10)%

Net Income	13,084,290	12%	30,342,590	33%

Revenues - Revenue increased $14.7 million, or 16%, to $107.4 million for the nine months ended September 30, 2007 from $92.7 million for the nine months ended September 30, 2006. Total revenues increased due to an increase in revenue from the sale of ethanol and distillers grains.

Revenue from the sale of ethanol increased $12.2 million, or 15%, to $92.1 million for the nine months ended September 30, 2007 from $79.9 million for the nine months ended September 30, 2006. The increase was generated by a 23% increase in sales volume, which principally resulted from a 22% increase in production volume during the third quarter following our plant expansion, offset by a 6% decrease in the average sales price per gallon.

Revenue from the sale of distillers grains increased $2.6 million, or 20%, to $14.8 million for the nine months ended September 30, 2007 from $12.2 million for the nine months ended September 30, 2006.  The increase was primarily driven by an increase in sales volume and an increase in sales price per ton.

Cost of Revenues - Cost of revenues, including production expenses, increased $37 million, or 77%, to $85.1 million for the nine months September 30, 2007 from $48.1 million for the nine months ended September 30, 2006.  Cost of revenues increased between periods due to a 22% increase in production volume of ethanol and an 86% increase in the cost of corn per bushel, offset by a 7% decrease in energy costs per gallon.

The 86% increase in corn costs per bushel was primarily the result of an increase in market prices between periods. The market price continued to be impacted adversely by low corn carryout from 2006, in contrast to an extremely high corn carryout in 2006. The price of corn was also affected by an increase in demand for corn from the ethanol industry, as ethanol production in 2007 grew exponentially compared to in 2006.

Although corn costs increased between periods, our energy costs decreased between periods.  Energy costs per gallon decreased primarily due to a 16% decrease in the cost of natural gas per unit from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.  Natural gas cost decreased due to above average inventories in storage nationwide.

Depreciation expense on production assets increased by 69% between periods due principally to our expansion in the third quarter.  Expansion also increased our maintenance and repairs expense by 114%.

General and Administrative Expenses - General and administrative expenses decreased $760,000, or 17%, to $3.73 million for the nine months ended September 30, 2007 from $4.49 million for the nine months ended September 30, 2006. The decrease was primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income.

Net Income - Net income decreased $17.2 million, or 57%, to $13.1 million for the nine months ended September 30, 2007 from $30.3 million for the nine months ended September 30, 2006.  This change was caused primarily by, as discussed above, an increase in corn costs and production volume, offset by an increase in revenues from the sale of ethanol.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital, which includes the amount that may be borrowed under the $8.0 million revolving note, was $24.0 million as of September 30, 2007, compared to $7.9 million as of September 30, 2006.

The following table shows the cash flows between the nine months ended September 30, 2007 and the nine months ended September 30, 2006:

	Nine Months Ended September 30,
	2007	2006
	$	$
Net cash from operating activities	$26,333,436	$32,997,894
Net cash (used for) investing activities	$(17,970,016)	$(20,867,258)
Net cash (used for) financing activities	$(10,528,280)	$(20,201,304)

Cash Flow From Operating Activities - Net cash flow from operating activities decreased $6.7 million between periods, principally due to a decrease in cash provided by net income between periods, offset by an increase in cash provided by inventory. Ethanol inventory decreased 53% from 2006 to 2007 due to a decrease in the number of gallons in inventory and decrease in the net realizable value.

Cash Flow From Investing Activities - Net cash flow used for investing activities decreased $2.9 million between periods, primarily due to a decrease in payments for property and equipment on the plant’s expansion and BPX™ project.  The total cost of the plant’s expansion and BPX™ project is $42.3 million, of which $33 million is financed with debt from our lender and the remainder with cash from operations.

Cash Flow From Financing Activities - Net cash used for financing activities decreased by $9.7 million between periods, primarily due to the receipt of $14.0 million  from our lender to pay for the plant’s expansion, BPX™ project and grain bin expansion. The $14.0 million increase was offset by a $4.5 million increase in distributions paid to Northern Growers’ members and the minority member of POET Biorefining – Big Stone.

We believe that cash flows from operations and our revolving debt will be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.  However, because we anticipate less cash flow from operations due to ethanol market conditions, we may rely more on our revolving debt to fund operations. Until we see an improvement in ethanol market conditions, we do not anticipate paying distributions to our members.

Indebtedness

We have six notes and loans outstanding under our current loan agreement with our lender, US Bank: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. We had $8 million available for use as of September 30, 2007.  The principal purpose of this revolver is to cover the cost of non-corn related items at the plant at any time.

The $9 million note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a time of tightened margins, which is expected to occur in the fourth quarter and into 2008.  We had $9 million available for use as of September 30, 2007.

 The $33 million term note, which was converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amount ($16.5 million as of September 30, 2007) is subject to, under an interest rate swap agreement, (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”) a fixed rate of 7.98%, due monthly, until maturity on August 30, 2014, while the remaining amount is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (8.315% at September 30, 2007). A principal payment of $825,000 is due quarterly, which will begin on November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) was $12.77 million as of September 30, 2007. Principal payments of $324,064 and $963,820 were made on this note during the quarter and nine months ended September 30, 2007, respectively.

 The principal balance outstanding on the $3.9 million variable rate (8.25%) non-revolving loan was $2.93 million as of September 30, 2007.  Principal payments of $97,500 and $292,500 were made on this note during the quarter and nine months ended September 30, 2007, respectively.

The $4.3 million note, which was issued on September 21, 2007 and funded to us in full on October 5, 2007 to finance the purchase of additional grain storage and handling equipment, is subject to a variable rate of LIBOR plus 3.00%, adjusted and due monthly. A principal payment of $154,000 is due quarterly, which was begun on October 31, 2007.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to certain conditions and covenants which are discussed in our Form 10-K for the year ended December 31, 2006, one of which was amended on September 21, 2007.  Under the amendment, the working capital requirement increases from $7.5 million to $10 million on October 1, 2007. We were in compliance with all conditions and covenants under our loan agreement with US Bank as of September 30, 2007 and the date of this filing.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are continuing to evaluate the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the September 30, 2007 and December 31, 2006 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of September 30, 2007 and September 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2007	$3,708,867	$370,887
September 30, 2006	$16,856,325	$1,685,633

Interest Rate Risk

  Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $19.43 million in variable rate, long-term debt outstanding as of September 30, 2007, or approximately 40% of our total indebtedness. The interest rate on $2.93 million of the variable rate, long-term debt is US Bank’s prime rate, which was 8.25% as of September 30, 2007.  The variable rate on the $16.748 million portion of the term note was 8.315% (One-Month LIBOR plus 2.75%) as of September 30, 2007. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the term note.

 In order to achieve a fixed interest rate on a portion of our $33.0 term note, we entered into an interest rate swap agreement with US Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% on the notional amount ($16.5 million as of September 30, 2007). The remaining amount, $16.5 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98%, we receive payments for the difference between the market rate and the swap rate. Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98%, we make payments for the difference.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

During the quarter ended September 30, 2007, except as stated below, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10-K.

As ethanol production increases in the industry, the price of ethanol is expected to remain depressed or decrease further.  According to the Renewable Fuels Association, domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January 1999 to 7.02 billion gallons per year as of October 2007.  Additionally, there is a significant amount of capacity being added to the ethanol industry.  As of October 2007 approximately 6.4 billion gallons per year of production capacity is currently under construction at new and existing facilities.  Of the 6.4 billion gallons, approximately 3.4 billion gallons are expected to come into production in the next seven to nine months with the remaining capacity coming into production in 2009. The added production capacity, however, is not being met equally with increased demand. As a result, the price of ethanol has decreased, and could decrease even further with new production coming on line in the near future. Since the third quarter ended September 30, 2007, for example, the price has decreased by 16%. If the current price of ethanol remains the same or decreases further, and our costs and expenses remain the same or increase, it is likely to have a material adverse effect on our business, results of operations and financial condition, including the curtailment of any distributions to our members.

We have limited natural gas available for operations and rely heavily on the adjacent Big Stone Power Plant. We rely on the adjacent Big Stone Power Plant to supply approximately 50% of the necessary steam for ethanol production and drying of distillers grains.  Any time Big Stone Power Plant steam is unavailable, we rely on natural gas solely to generate steam for the production process.  The natural gas supplied to our plant, however, is limited as the supply cannot fuel our plant to operate at its new name-plate production capacity following expansion. Thus, if Big Stone Power Plant shuts down for any prolonged period of time, our plant is unable to operate at full name-plate production capacity and must typically scale back production based on the amount of natural gas that can be supplied to the plant. During the fourth quarter of 2007, for instance, our plant will scale back production approximately 33% because Big Stone Power Plant will be shut down for approximately six weeks. Our financial condition and results of operations could suffer as a result.

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

Dated: November 9, 2007
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Fourth Amended and Restated Operating Agreement dated July 1, 2006 (3)
4.1	Form of Class A Unit Certificate(4)
10.1	Amendment to Amended and Restated Loan Agreement with US Bank dated September 21, 2007
10.2	$9.0 Million Promissory Note with US Bank dated September 21, 2007
10.3	$4.3 Million Promissory Note with US Bank dated September 21, 2007
10.4	Mortgage in favor of US Bank dated September 21, 2007
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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