Form 10-K
period 2007-12-31
NORTHERN GROWERS LLC
filed 2008-03-05
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☑ Accelerated Filer	☐ Non-Accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2007 was approximately $157,131,000. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of the date of this filing, there were 50,628,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for the 2008 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by Northern Growers, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report.  As stated elsewhere in this report such factors include, among others:

•	Excess growth, production capacity and supply in the ethanol industry;

•	The price volatility and uncertainty of raw materials used in the production process, particularly corn, natural gas and steam;

•	Changes in the weather or general economic conditions impacting the availability and price of commodities, particularly corn and natural gas;

•	The results of our risk management or hedging strategies;

•	Competition from alternative fuels and alternative fuel additives;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in plant production capacity due to variations in steam supply provided by the adjacent power plant;

•	The availability of additional capital to support capital improvements and development;

•	The availability and adequacy of our cash flow to meet our requirements;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Damage to or loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	An increase in environmental regulation and scrutiny from federal and state governments; and

•	Other factors discussed below under the item entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.  Business.

Overview

Northern Growers, LLC (“Northern Growers”) is a South Dakota limited liability company, consisting of 950 members who principally reside in South Dakota and the upper Midwest. Northern Growers owns and manages a 77.16% interest in its subsidiary, POET™ Biorefining - Big Stone (“Big Stone”), an ethanol and distillers grains plant (the “plant” or “our plant”) located near the city of Big Stone City, South Dakota. (Northern Growers and Big Stone are referred to collectively in this report as “we,” “our,” or “us”). Our plant is built with an annual name-plate capacity of 75 million gallons of ethanol.

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for our plant’s production process is supplied primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET™ Ethanol Products, LLC (f/k/a Ethanol Products, LLC), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through our marketing agent, POET™ Nutrition, Inc. (f/k/a Dakota Gold Marketing), which markets and sells the product to livestock feeders primarily located in the continental U.S. The day-to-day operations of our plant are managed by POET™ Plant Management, LLC, of Sioux Falls, South Dakota.

 Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products, although in 2005 the prices of ethanol and gasoline began a divergence, with ethanol selling for less than gasoline at the wholesale level.  The greatest effect on the price of ethanol is the supply and demand for ethanol in the U.S. markets. Our two largest costs of production are corn and natural gas, although our use of natural gas is offset by the use of steam supplied directly from the adjacent energy power plant called Big Stone Plant. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins.  Surplus grain supplies tend to put downward price pressure on distillers grains.

General Developments of Business

Northern Growers was originally organized in 2000 as a South Dakota cooperative for the purpose of owning and managing its interest in Big Stone and providing a major source of corn supply to the plant. Northern Growers was subsequently reorganized in 2003 as a South Dakota limited liability company at which time it became subject to the reporting requirements under the Securities Act of 1933 and Securities Exchange Act of 1934.  Northern Growers is taxed as a partnership for federal income tax purposes, meaning that all of its income is subject to single-level, pass through tax treatment at the member level rather than at the company level.

Construction of our plant was completed and operations commenced in July 2002.  Our plant was originally built with an annual name-plate production capacity of 40 million gallons of ethanol. Since that time, we have made significant capital improvements.  In March 2006, we completed a rail expansion project, which provides our plant with additional capacity to store rail cars for the shipment of products.  In October 2006, we completed construction for the incorporation of BPX™ technology into the production process. In addition to reducing energy costs,  BPX™ releases additional starch content, increases the protein content and quality of by-products and decreases plant emissions.  In May 2007, we completed the construction on our plant expansion, increasing its annual name-plate capacity to 75 million gallons of ethanol  In October 2007, we increased our grain storage capacity by adding two grain bins with a storage capacity of 569,000 bushels of corn.  The design and construction of the BPX™, grain storage and expansion projects, was completed by POET™ Design and Construction, Inc. (f/k/a Broin and Associates, Inc.), of Sioux Falls, South Dakota.

Principal Products

The principal products produced at our plant are fuel grade ethanol and distillers grains.

Ethanol

Ethanol is ethyl alcohol.  Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat, and sorghum, as well as from agricultural waste products including sugar, rice straw, cheese whey, beverage wastes and forestry and paper wastes. Historically, corn has been the primary source of producing ethanol because of its relatively low cost, wide availability and ability to produce large quantities of carbohydrates that convert into glucose more easily than other products.  Today, approximately 90% of the ethanol produced in the U.S. is produced from corn.

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

For fiscal years ended December 31, 2007, 2006 and 2005, our revenues from sales of ethanol were approximately 84.0%, 86.1% and 81.0% of total revenues, respectively.

Distillers Grains

A principal by-product of the ethanol production process is distillers grains.  Distillers grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most of the distillers grains produced in the U.S. are sold for use in animal feeds within the continental U.S., although a growing percentage is exported to countries such as Canada, Mexico and in Asia and Europe.

Dry mill ethanol processing produces, generally, three forms of distillers grains, all of which differ in moisture content and shelf life: 1) dried distillers grains with solubles (DDGS); 2) distillers wet grains or “wet cake”; and 3) modified distillers grains.  Distillers wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content.  Distillers wet grains have a short shelf life of approximately three days and can be sold only to livestock producers within the immediate vicinity of the plant.  Modified distillers grains are distillers wet grains that are dried to a 50% moisture content.  Modified distillers grains have a slightly longer shelf life and are often sold to nearby livestock producers. DDGS is distillers wet grains that are dried to an 8-10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the plant.

For fiscal years ended December 31, 2007, 2006 and 2005, our revenues from sales of distillers grains were approximately 15.5%, 13.3%, and 18.2% of total revenues, respectively.

Marketing and Distribution

Ethanol

The ethanol produced at our plant is sold to POET™ Ethanol Products, LLC (f/k/a Ethanol Products, LLC), the terms of which are governed by an ethanol marketing agreement. After purchasing the ethanol from us, POET™ Ethanol Products markets and sells the ethanol to major, multi-national oil companies with blending and refinery facilities located throughout the continental U.S. The price that we receive from the sale to POET™ Ethanol Products is based upon various contracts between POET™ Ethanol Products and its customers, and is fixed upon the transfer of title to POET™ Ethanol Products.

The ethanol produced at our plant is shipped by POET™ Ethanol Products using rail cars operated by POET™ Ethanol Products or trucks supplied by companies with which POET™ Ethanol Products contracts.  Transfer of title and risk of loss shifts to POET™ Ethanol Products upon the loading of ethanol onto railcars and trucks at the plant.  Our plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate the transportation of ethanol to the customers’ terminals, and by multiple South Dakota state highways and Interstate Highway 29, which provide transportation links in all directions.

The marketing agreement with POET™ Ethanol Products is in effect until July 2012, renewing automatically for five-year terms unless either party provides at least ninety days written notice of termination prior to the end of the term.  POET™ Ethanol Products charges us a marketing and service fee based upon each gallon of ethanol sold. POET™ Ethanol Products also charges us a fee for each gallon of ethanol to which renewable identification numbers, or RINS, are assigned, which is necessary for complying with the federal renewable fuels standard and the U.S. Environmental Protection Agency’s enforcement of such standard.   Shipping costs relating to the transportation of ethanol are borne by us and are included in our gross revenues and cost of revenues.  In the event that the contractual relationship with POET™ Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Distillers Grains

The distillers grains produced at our plant are sold through POET™ Nutrition, Inc. (f/k/a Dakota Gold Marketing), the terms of which are governed by a distillers grains marketing agreement. As our exclusive marketing agent, POET™ Nutrition markets and sells the distillers grains to customers. The price received from the sale of distillers grain is the price received from the customers with which POET™ Nutrition has negotiated and entered into a contract for sale.

We produce at our plant three variations of distillers grains which are marketed through POET™ Nutrition: 1) DDGS; 2) Dakota Gold™; and 3) distillers wet grains. Dakota Gold™ is DDGS which is certified by POET™ Nutrition indicating that DDGS meet certain standards and specifications.

POET™ Nutrition markets distillers grains to local, regional, national and international markets.  We sell and ship a substantial majority of our distillers grains to customers in the southwestern and western parts of the U.S., the remainder of which is shipped to other areas of the U.S. and to Mexico.  Shipments to national and international markets are primarily completed by the use of rail due to a longer shelf life, whereas shipments to local or regional markets are primarily completed by truck.  We also contract with POET™ Nutrition for the use of railcars in the shipping of DDGS and Dakota Gold™, paying POET™ Nutrition a flat fee per railcar in connection with each shipment. By marketing through POET™ Nutrition, we are not dependent upon one or a limited number of customers.

The marketing agreement with POET™ Nutrition is in effect until March 2012, renewing automatically for additional five-year terms unless discontinued by either party upon at least three months prior written notice.  POET™ Nutrition charges us a marketing fee based upon a percentage of gross monthly sales of distillers grains less shipping costs. All shipping costs associated with the transportation of distillers grains are borne by us and are included in our gross revenues and cost of revenues, and POET™ Nutrition is responsible for invoicing all loads and receiving payments from the customers, the payment of which is remitted to us.

Risk Management

Due to fluctuations in the price of corn and natural gas, we use risk management or hedging strategies to minimize our commodity risk.  Hedging is a means of protecting the price at which corn and natural gas is bought in the future.  All of the commodity risk management services relating to corn and natural gas are provided by POET™ Plant Management in accordance with a corn and natural gas price risk management agreement.  Under the agreement, we pay POET™ Plant Management an annual flat fee. The agreement is in effect until January 2012, renewing automatically for additional five-year terms unless discontinued by either party upon written notice prior to the expiration of the term.

Dependence Upon a Single or Few Customers

We, as discussed above, are substantially dependent upon POET™ Ethanol Products for the purchase, marketing and distribution of ethanol. POET™ Ethanol Products purchases 100% of the ethanol produced at our plant, all of which is marketed and distributed to its customers.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S.  All of the products sold to our customers for fiscal years 2007, 2006 and 2005 were produced in the U.S., and all of our long-lived assets are domiciled in the U.S. In addition, 98% of our total revenues were derived from sales to customers in the U.S., whereas 2% were derived from sales to customers in Mexico.

Sources and Availability of Raw Materials

Corn. Our major raw material for the production process is corn.  To operate our plant at full name-plate capacity, we require the supply of approximately 27 million bushels of corn annually.  All of our corn requirements are purchased on the open market from local producers and storage elevators.  In 2008, we expect a sufficient supply of corn to be available to meet our plant’s bushel requirement.

Steam. Our production process requires a constant supply of steam.  Steam is used for the cooking, evaporation, and distillation processes.  While the production of steam in the ethanol production process is generally received from an ethanol plant’s on-site boilers, our plant receives a substantial portion of its steam from Big Stone Plant, a coal fired, electrical generating facility located immediately adjacent to our plant. Big Stone Plant is co-owned by three utilities, namely, Otter Tail Corporation, Montana-Dakota Utilities and NorthWestern Corporation. The benefit of steam from Big Stone Plant is that it reduces our dependence on natural gas for operations.  In 2007, for example, 39% of our natural gas requirements for operations were replaced directly with steam from Big Stone Plant, compared to 48% of our requirements in 2006.

Big Stone Plant generally provides us with a consistent supply of steam to meet our requirements except during its semi-annual maintenance shutdowns. When Big Stone Plant shuts down for any prolonged period of time, or if the transfer of steam is unexpectedly diminished or interrupted, we use two on-site boilers powered by natural gas to generate steam. However, as discussed below under “Natural Gas,” when we are required to rely on our on-site boilers to generate steam, our natural gas supply prevents us from generating a sufficient volume of steam to operate at full name-plate production capacity.

The purchase of steam is governed by a steam sale agreement between us and Big Stone Plant.  The agreement’s ten year term ends on June 1, 2012, but automatically renews for two additional five-year terms unless terminated by either party by providing 12 months advance notice.

Natural Gas. Our production process requires a constant supply of natural gas.  Natural gas is the primary energy source for the drying of distillers grains. It is primarily responsible for powering the two on-site boilers for the generation of steam in the event that additional steam is necessary or the supply of steam from Big Stone Plant is unexpectedly diminished or interrupted. We contract with CenterPoint Energy Services, Inc., of Houston, Texas, for the supply and distribution of natural gas to the plant.  In April 2007, Centerpoint purchased from our previous supplier, NorthWestern Public Service, our natural gas supply agreement. The agreement with CenterPoint is for a term of ten years ending in 2012.

Prior to the completion of our expansion in May 2007, we did not experience any interruption or shortage of natural gas supply.  However, since completion of expansion, we have experienced shortages.  When our plant’s supply of steam from Big Stone Plant is interrupted for any prolonged period of time, such as during Big Stone Plant’s general maintenance shut downs, our plant’s natural gas capacity is insufficient to allow our plant to operate at its full 75 million gallon name-plate production capacity. Consequently, our plant is required to scale back production during this period. In the fourth quarter of 2007, for example, we were required to scale back production by approximately 30% for six weeks because Big Stone Plant was shut down for maintenance.  We are currently exploring options to increase our natural gas supply in order to allow us to operate at full name-plate production when Big Stone Plant is shut down.

Electricity. Our production process requires a constant supply of electricity.  Electricity is necessary to generate lighting and to power the machinery and equipment at the plant.  We contract  with Otter Tail Power Company of Otter Tail, Minnesota, to provide us with all of our electric power requirements.  The agreement automatically renews for one year terms unless terminated by either party by providing 12 months advance written notice. Since operations were commenced, we have not had  interruptions or shortages in the supply of electricity.

Water. The production process requires a constant supply of water.  Water is necessary for the slurry and cooking processes, cooling towers and boiler operations.  We contract with the city of Big Stone City and Big Stone Plant to supply our plant with water for the production process.  The agreement with the city of Big Stone City is in effect until 2012, and automatically renews for two, five-year terms unless terminated by either party with 12 months advance written notice.  Since operations were commenced, the city of Big Stone City and Big Stone Plant have provided us with an ample and consistent supply of water to meet operational requirements.

Research and Development

We do not conduct any research and development of our own relating to the production of ethanol and distillers grains. Instead, we rely on POET™ Research, Inc., of Sioux Falls, South Dakota, to research and develop new technologies in order to improve the production process and end products. POET™ Research provides us this technology through a license agreement, where we pay POET™ Research a licensing fee quarterly.  The license agreement terminates on June 30, 2015.

Competition

Domestic

We are in direct competition with numerous other ethanol and distillers grains producers, many of which have significantly greater resources. Additional ethanol and distillers grains producers also continue to enter the market.  As of February 2008, the ethanol industry has grown to 141 production facilities in the U.S., compared to 113 production facilities as of February 2007. The largest ethanol producers include Archer Daniels Midland, Aventine Renewable Energy, Cargill, and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we do.  There are numerous ethanol plants of a similar size to our plant located in the Midwest region. In addition, at least 59 new ethanol plants and seven expanding plants, with a combined annual production capacity of over 5.4 billion gallons annually, are set to come into production in the next 18 months, which will increase the ethanol production capacity of competitors.  In South Dakota, excluding our plant, there are currently 13 plants in full production and one under construction, all of which have a combined production capacity of approximately 759 million gallons.  We believe that, despite this concentration and growth, we will continue to compete favorably with other ethanol and distillers grains’ producers because of our plant’s existing efficiencies, the use of new technology from POET™ Research, and the marketing arrangements with the companies owned by POET™, LLC.

The following table identifies most of the producers in the U.S. along with their production capacities.

				Under
			Current	Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn	110
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn		115

Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Calgren	Pixley, CA	Corn		55
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn		50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105

	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
KL Process Design Group	Upton, WY	Wood waste	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid America Agri Products/Horizon	Cambridge, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	40
	Boardman, OR	Corn	40
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100

Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
POET™	Sioux Falls, SD		1,208	327
	Alexandria, IN	Corn		#
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn		#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn
	Macon, MO	Corn
	Marion, OH	Corn		#
	Mitchell, SD	Corn
	North Manchester, IN	Corn		#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Range Fuels	Soperton, GA	Wood waste		20
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC*	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn	130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110

Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	310	440
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City , NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn		#
	Hartely, IA	Corn		#
	Bloomingburg, OH	Corn		#
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo	100
	Russell, KS	Milo/wheat starch	48
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at 141 ethanol biorefineries			7,999.9
Total Under Construction (59)/Expansions (7)				5,406.0
Total Capacity			13,405.9

* locally-owned

# plant under construction
Updated:  February 12, 2008

International

Ethanol production is expanding internationally.  Brazil has long been the world’s largest producer and exporter of ethanol, although since 2005 ethanol production in the U.S. has exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the U.S. because of the use of sugarcane, a less expensive raw material alternative to corn. However, because of various tariffs on the importation of ethanol into the U.S., the price of ethanol produced in the U.S. is currently more competitive than ethanol imported from Brazil.  In the event that these tariffs are reduced or eliminated, which are scheduled to expire in December 2008, the price of ethanol produced in the U.S. may become less competitive, which could adversely impact our ability to sell ethanol.

In addition, the Caribbean Basin Initiative, or CBI, allows for ethanol produced in participating Caribbean Basin countries to be imported into the U.S. duty free. While the CBI caps the amount of duty free ethanol imported into the U.S. at 7% of  total U.S. production from the previous year, as total production in the U.S. grows, the amount of ethanol produced from the Caribbean area and sold in the U.S. will grow accordingly, which could impact our and the industry’s ability to sell ethanol.

Alternative Production Methods and Fuels

Alternative ethanol production methods, fuels and gasoline oxygenates are continually under development. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass may create opportunities to produce ethanol in areas which are unable to grow corn. In addition, beginning in 2010, the Energy Independence and Security Act of 2007 (HR 6) requires that a specific volume of the renewable fuels standard, or RFS, be met by ethanol derived from cellulosic feedstocks. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively with companies that incorporate this production method.

Further, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains

We also face direct competition with numerous ethanol producers that produce distillers grains as a by-product of the production process. Sales of distillers grains are highly dependent on product quality, availability, and price of competing feed ingredients such as corn and soybean meal. As domestic ethanol production increases, the amount of distillers grains entering the market is expected to increase and may reach the point of market saturation. If it reaches this point, we may need to sell an increasing supply of DDGS and Dakota Gold™ to international markets.

Federal and State Government Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

The Renewable Fuels Standard

The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (HR 6) which was signed into law on December 19, 2007. The bill increases the renewable fuels standard, or RFS, which sets the annual requirements for the amount of renewable fuels produced and used in motor vehicles. The first RFS was established under the Energy Policy Act of 2005, which required that 4 billion gallons of ethanol and biodiesel be used in 2006 and 7.5 billion gallons be used by 2012. Under HR 6, however, the RFS is increased further, requiring 9 billion gallons of renewable fuels in 2008 and progressively increasing to 36 billion gallons by 2022. Beginning in 2010, a specific volume of the annual mandate is met by ethanol derived from cellulosic feedstocks, as opposed to corn. The specified volume of cellulosic ethanol use required increases incrementally, culminating in the use of 16 billion gallons of cellulosic ethanol annually in 2022. While the precise impact of HR 6 cannot yet be determined, we anticipate that it will maintain or enhance production of ethanol in the U.S.

The Clean Air Act and Oxygenated Gasoline Program

Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective November 1, 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995 and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in approximately 25 states.

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy. In 2004, the Volumetric Ethanol Excise Tax Credit (“VEETC”) was created. This law amended the federal gasoline excise tax structure effective January 1, 2005. As amended, the law creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended at 10%. The credit provided by VEETC replaced an exemption which allowed ethanol blended fuel to be taxed at a lower rate than regular gasoline. The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax. The VEETC is scheduled to expire on December 31, 2010

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. The tax credit is capped at $1.5 million per year per producer. Because of our plant’s expansion in May 2007, we are no longer eligible for this credit.

Clean-Fuel Vehicle Refueling Equipment Tax Credit

The Energy Policy Act of 2005 created a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service until January 1, 2010. The credit has helped raise consumer awareness of alternative sources of fuel including ethanol.

Imported Ethanol Tariffs and Quotas

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire in 2008.  In addition, ethanol imports from 24 countries in Central America and the Caribbean region are exempted from this tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export annually to the U.S. an aggregate of 7.0% of U.S. ethanol production, with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit.

State Legislation Banning or Limiting MTBE Use

As of August 2007, 25 states, including California and New York, have banned or significantly limited the use of MTBE due to environmental and public health concerns. Ethanol has served as a replacement for much of the discontinued volumes of MTBE and is expected to continue to replace future volumes of MTBE that are removed from the fuel supply.

South Dakota

In South Dakota, the state provides an incentive production payment to ethanol producers operating in South Dakota. The production incentive consists of a direct payment to South Dakota ethanol producers of up to $0.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2007) and a maximum of $10 million over the life of a plant.  The program caps the payments that can be distributed to all plants based in South Dakota in a program year to no more than $7 million in payments in 2007 (program year ends on June 30), and every year thereafter. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota.  As more plants commence production, or existing plants increase production, each plant receives a lower proportionate share of the maximum payment under the program.

Environmental Regulation and Costs

We are subject to extensive environmental regulation at the federal and state levels.  The federal environmental regulations with which must comply were promulgated by the U.S. Environmental Protection Agency (EPA) pursuant to the Clean Air Act.  The state environmental regulations with which we must comply, in contrast, are promulgated by the South Dakota Department of Environment and Natural Resources (DENR). The EPA and the DENR regulate air quality, particularly our plant’s emissions into the air.  The DENR also regulates water collection and discharge. In addition to its own enforcement authority under this law, the EPA has delegated permitting and enforcement authority to the DENR.  To conduct operations, we are required to have the following permits from these and other agencies:

• Title Five Operating Permit from the DENR. In South Dakota, the Title Five Operating Permit serves as the air quality and operation permit for our plant. We must conduct ongoing emissions testing to verify compliance with the Title Five Operating permit.  This permit is due for renewal in September 2011.

• Bureau of Alcohol, Tobacco, Firearms and Explosives and Fuel Permit from the U.S. Department of Treasury. We are required to have this permit because of the alcohol content of ethanol. The permit is due for renewal annually.

• General Permit for Storm Water Discharge.  This permit is required for the runoff of storm water from our plant and is due for renewal every five years.

While we are currently in compliance with all applicable environmental laws, regulations and  permits, we must continue to comply with the permits and regulatory requirements. To ensure this, we maintain an on-going compliance program.  Maintaining compliance can also require us to incur expenditures for such things as new or upgraded equipment or processes, some of which can be material and costly at times.

In addition, federal and state government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our plant’s future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, our plant’s operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of our plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Management and Employees

POET™ Plant Management, LLC manages the day-to-day operations of our plant under a management agreement. Under the agreement, which is in effect until June 2015, POET™ Plant Management receives a fixed annual fee, adjusted annually for inflation, and an incentive bonus based on our profitability.  We also pay certain expenses incurred with respect to the operation of the plant while other expenses, including, but not limited to, the provision of a full-time technical manager and general manager, are included as part of POET™ Plant Management’s fees.  Mr. Blaine Gomer, our plant’s general manager, is an employee of POET™ Plant Management, and is responsible for operations and production at the plant on a day-to-day basis.

As of the date of this filing, our plant employs 48 employees, including a commodities manager, a commodities supervisor, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, maintenance technicians, grains assistants, accountants, and a membership coordinator.  This does not include Mr. Gomer and the technical manager, both of whom are employees of POET™ Plant Management.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended, are filed with the SEC.  Such reports and other information filed by us with the SEC are available on the SEC website (www.sec.gov). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.

Our website is at www.poetenergy.com, then clicking on “Meet POET,” “Plants,” “Big Stone, SD,” and finally “Becoming an Investor.” Our reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, are not directly available on our website as we instruct readers to obtain the reports through a link to www.sec.gov. However, we provide paper copies of the reports to any person who requests it, free of charge. Beginning in early May 2008, we will make available on our website our most recent Annual Report on Form 10-K.

Item 1A. Risk Factors.

Risks Related to Our Business

Our financial performance is dependent on market prices for ethanol and distillers grains and corn, and our financial condition and results of operation are directly affected by changes in these market prices. Our results of operations and financial condition are significantly affected by the cost and supply of corn and by the selling price for ethanol and distillers grains. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no or little control, including overall supply and demand, government programs and policies, weather, availability and price of competing products, and other factors.

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

The price of distillers grains is affected by the price of other commodity products,  and decreases in the price of these commodities could decrease the price of distillers grains.  Distillers grains compete with other protein-based animal feed products such as soybean meal. The price of distillers grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. As a result, we may experience lower revenue and income.

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

Hedging transactions involve risks that could harm our profitability.  In an attempt to minimize the effects of the volatility of corn and natural gas on operating profits, we engage in hedging activities in the corn and natural gas futures markets.  The effectiveness of such hedging activities is dependent, among other things, upon the cost of corn and natural gas and our ability to sell sufficient products to utilize all of the corn and natural gas subject to the futures contracts.  There is no assurance that our hedging activities will reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices.  In addition, we may choose not to take hedging positions in the future, which may adversely affect our financial condition if corn and natural gas prices increase. Our hedging activities can also result in increased costs because price movements in corn and natural gas are highly volatile and are influenced by many factors that are beyond our control.

Our business is not diversified because it is limited to the fuel grade ethanol industry, which may limit our ability to adapt to changing business and market conditions.   Our sole business is the production and sale of fuel grade ethanol produced from corn and its by-product, distillers grains. Our plant does not have the capability of producing industrial or food and beverage grade ethanol, which is used in such products as cosmetics, perfume, paint thinner and vinegar. Our plant is also not equipped to capture carbon dioxide, another co-product of the ethanol production process. The lack of diversification of our business may limit our ability to adapt to changing business and market conditions.

We are heavily dependent upon POET™, LLC.  We have several agreements in place with companies owned and controlled by POET™, LLC, of Sioux Falls, South Dakota, including those related to the purchase or marketing of ethanol and distillers grains, management of the plant, design and construction, research and technology, and information technology.  If any of the agreements were to terminate, we might not be able to secure suitable and timely replacements for those services at a reasonable cost or at all, which would materially harm our business.

We are dependent upon POET™ Ethanol Products, LLC to purchase and market all of the ethanol produced at our plant.   POET™ Ethanol Products is the exclusive purchaser of all of the ethanol produced at our plant which, in turn, markets and transports the ethanol to refineries located throughout the U.S.  If POET™ Ethanol Products breaches the ethanol marketing agreement or is not in the financial position to purchase all of the ethanol produced, we may not have any readily available means to sell the ethanol and our financial condition will be adversely and materially affected.  If the ethanol marketing agreement with POET™ Ethanol Products were to terminate, we would be forced to seek other arrangements to sell the ethanol produced, but there are no assurances that these arrangements would achieve results comparable to those achieved by POET™ Ethanol Products.

Interruptions in energy supplies could delay or halt production at our plant, which will reduce our profitability.  Ethanol production requires a constant and consistent supply of energy, including electricity, steam and natural gas.  If there is any interruption in our plant’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production.  If production is halted for any extended period of time, it will reduce our profitability.  Our  plant has agreements with various companies to provide it with necessary energy, but we cannot assure that these companies will continue to be able to supply reliably such energy.  If our plant were to suffer interruptions in energy supply, our business would be harmed.

We have limited natural gas available for operations and rely heavily on the adjacent Big Stone Plant. We rely on Big Stone Plant to supply approximately 50% of our energy needs for production.  When Big Stone Plant steam is not operating or the transfer of steam to our plant is interrupted, we rely on our natural gas supply to power our boilers in order to generate steam for the production process.  The natural gas supply, however, is limited as it alone cannot power our plant to operate at its full 75 million annual name-plate production capacity. Therefore, if Big Stone Plant shuts down for any prolonged period of time, our plant must reduce production based on the amount of natural gas that is supplied to the plant. Reducing production could have a material adverse effect on our revenues and profitability.

Risks Related to the Industry

Overcapacity in the industry may result in a decrease in the price of ethanol and distillers grains. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. In addition, because ethanol production produces distillers grains as a by-product, increased ethanol production could lead to increased supplies of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grains. Any decline in the price of distillers grain or the distillers grain market generally could have a material adverse effect on our business.

We operate in an intensely competitive industry and there is no assurance that we will be able to compete effectively.  The ethanol business is highly competitive, and other companies presently in the market, or that are about to enter the market, could adversely affect prices for the products we sell. Commodity groups in the Midwest have encouraged the construction of ethanol plants, and there are numerous other entities considering the construction of ethanol plants. Nationally, the ethanol industry is becoming much more competitive given the substantial construction and expansion occurring in the industry. We also compete with other ethanol producers such as Archer Daniels Midland, Cargill, among others, all of which are capable of producing significantly greater quantities of ethanol than the amount we produce.  In light of such competition, there is no assurance that we will be able to compete effectively in the industry.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum-especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future.  By 2010, the renewable fuels standard mandates that a specific volume of ethanol be derived from cellulosic feedstocks.   If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

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

Risks Related to Governmental and Regulatory Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our business and financial condition.

Tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.  We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date in December 2008. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business and financial condition.

Government incentives for ethanol production may be eliminated in the future. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those contained in The Energy Independence and Security Act of 2007. Under this law, the renewable fuels standard is increased to a mandate of 36 billion gallons by 2022. The renewable fuels standard helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of this law could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If this and other federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

Changes in environmental regulations or violations of the regulations could reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our plant is located immediately adjacent to Big Stone Plant in the city of Big Stone City, Grant County, South Dakota.  The land on which our plant is located is leased from Big Stone-Grant Industrial Development and Transportation, LLC, which is owned by Otter Tail Power Company, Montana-Dakota Utilities, and NorthWestern Corporation.  The term of the lease is for 99 years.  The rent is $2,520 per year until December 31, 2010, after which the rent is increased by 5.0%.  In addition, our plant has transportation facilities including a rail track, rail spur and paved access roads.

Our plant consists of the following main buildings or properties:

•     An administrative building, which contains office equipment, computer systems, and furniture and fixtures.

•                  A mechanical building, which contains boilers and water treatment equipment.

•                  A process building, which contains slurry and fermentation equipment, drums and a lab.

•                  An evaporation building, which contains evaporators and related equipment.

•                  A distillation building, which contains distillation columns and mole sieves.

•                  A ring dryer building, which contains a dryer and a fluid bed.

All of our tangible and intangible property, including our leasehold interest, easement rights, improvements, equipment, personal property, and contracts, serve as the collateral for the debt financing with U.S. Bank National Association, of Sioux Falls, South Dakota, which is described below under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

Item 3.  Legal Proceedings.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

As of March 5, 2008, Northern Growers had 963 members.

Trading Activity and Restrictions

Northern Growers’ capital units are not traded on an established trading market such as a stock exchange or The NASDAQ Stock Market; rather, the capital units are traded on a “qualified matching service” as defined by the publicly traded partnership rules of the federal tax code. Under the qualified matching service, interested buyers and sellers of capital units are matched on the basis of a set of rules and conditions set forth by the federal tax code, and all trades are subject to board of managers’ approval. Northern Growers’ qualified matching service is operated through Alerus Securities Corporation, a registered broker-dealer operating an SEC registered Alternative Trading System.  The following table contains historical information by quarter for the past two years regarding the trading of capital units under the qualified matching service:

Quarter (1)	Low Price(1)	High Price(1)	Average Price(1)	# of Capital Units Traded (1)
Jan — Mar 2006	$1.37	$1.91	$1.64	320,000
April — Jun 2006	$1.80	$2.62	$2.31	750,000
July — Sept 2006	$3.15	$4.35	$3.40	731,000
Oct — Dec 2006	$2.85	$4.30	$3.52	245,000
Jan —- Mar 2007	$2.30	$2.69	$2.36	398,000
April —- June 2007	$2.35	$3.25	$2.76	604,500
July —-Sept 2007	$3.01	$3.25	$3.20	77,000
Oct —- Dec 2007	$2.40	$2.95	$2.48	52,500

(1)  All unit prices and number of units traded are adjusted to reflect a four-for-one capital unit split made effective on September 1, 2005 and a two-for-one split made effective on July 1, 2006. In addition, our qualified matching service does not permit firm bids per the rules established by the federal tax code; thus, the prices reflect actual sales.

There were no issuer purchases of equity securities during the fourth quarter ended December 31, 2007.

As a limited liability company being taxed as a partnership, Northern Growers is required to restrict the transfer of its capital units in order to preserve its preferential single-level tax status. Such restrictions are set forth in Northern Growers’ Operating Agreement and Capital Units Transfer System. Under the Capital Units Transfer System, transfers are limited to those through our qualified matching service, transfers made to qualified family members, or transfers by gift, block, upon death, and like transfers, subject to final board of managers’ approval.

Pursuant to the Operating Agreement, a minimum of 2,500 capital units is required to become and remain a member. In addition to the transfer restrictions described above, the board of managers retains the right to redeem the capital units at $0.20 per capital unit in the event a member breaches the Operating Agreement, upon a member’s failure to fulfill the membership requirements and with respect to other matters. Under the qualified matching service, the number of capital units traded annually cannot exceed 10% of Northern Growers’ total issued and outstanding capital units.

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

In 2006, Big Stone made cash distributions to Northern Growers of approximately $22.95 million and $6.79 million to its minority member.  Northern Growers, in turn, distributed to its members approximately $22.67 million, or $0.448 per capital unit.

In 2007, Big Stone made cash distributions to Northern Growers of approximately $19.52 million and $5.78 million to its minority member.  Northern Growers, in turn, distributed to its members approximately $17.32 million, or $0.342 per capital unit. Thus far in 2008, Northern Growers distributed to its members approximately $1.5 million, or $0.03 per capital unit.

The ability to issue similar distributions is substantially dependent upon our profitability, the discretion of our board of managers subject to the provisions of the Operating Agreement, and the approval from our lender, U.S. Bank. Unless current economic conditions improve, which we do not expect in the near term, we do not anticipate making similar distributions to members in 2008 as in 2007.

Item 6.  Selected Financial Data.

The following table sets forth our selected financial data for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	2007	2006	2005	2004	2003(1)
Statement of Operations Data:
Revenues	$138,243,780	$122,837,119	89,692,708	86,587,585	70,857,262
Cost of Revenues	$112,694,987	$62,731,376	63,552,756	71,279,883	58,920,917
General and Administrative Expenses	$4,790,117	$6,364,983	3,913,177	2,984,237	2,739,136
Income from Operations	$20,758,676	$53,740,760	22,226,775	12,323,465	9,197,209
Interest Expense	$2,876,464	$1,261,542	1,317,957	1,397,591	1,744,262
Minority Interest in Subsidiary Income	$(4,269,470)	$(12,132,284)	(4,848,463)	(2,528,026)	(1,770,430)
Net Income	$14,144,720	$40,703,348	16,157,712	8,371,332	5,611,068

Capital Units Outstanding (2)	50,628,000	50,628,000	50,628,000	50,628,000	50,628,000

Cash Distributions declared per Capital Unit	0.238	0.518	0.230	0.119	0.095
Net Income per Capital Unit	0.279	0.804	0.319	0.165	0.111

Balance Sheet Data:
Working Capital	$19,723,995	$15,982,171	9,011,848	560,046	194,176
Net Property, Plant & Equipment	$78,141,027	$66,413,382	39,097,204	40,885,964	41,735,733
Total Assets	$113,580,105	$101,479,908	59,315,715	54,678,507	53,786,201
Long-Term Obligations	$46,794,965	$33,578,810	17,104,400	16,387,498	20,053,377
Minority Interest in Subsidiary	$11,631,149	$10,790,823	7,054,934	5,715,325	5,014,499
Members’ Equity	$39,804,399	$38,262,916	23,949,718	19,446,001	17,067,695
Book Value per Capital Unit	$0.786	$0.756	0.473	0.384	0.337

(1) Northern Growers reorganized from a cooperative to a limited liability company on April 1, 2003.

(2) Adjusted for a four-for-one capital unit split made effective September 1, 2005 and a two-for-one split effective July 1, 2006.

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

Overview

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, POET™ Biorefining - Big Stone (POET™ Biorefining - Big Stone and Northern Growers are also collectively referred to as “we” “us” or “our”), an ethanol and distillers grains plant (the “plant” or “our plant”) located near the city of Big Stone City, South Dakota.

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET™ Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through POET™ Nutrition, Inc., which markets and sells the product to livestock feeders primarily located in the continental U.S.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Since 2004, federal and state government incentive programs are an immaterial source of revenue and income. The price of ethanol is influenced by factors such as prices of unleaded gasoline and the petroleum markets, weather, government policies and programs, and supply and demand. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market, in particular, puts downward pressure on the price of distiller grains.

 Our two largest costs of production are corn and natural gas, although our plant’s use of natural gas is offset by the use of steam supplied from the adjacent Big Stone Plant. The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Executive Summary

We generated higher than expected profits in 2007 but significantly lower profits compared to 2006. Our net income decreased from $40.7 million in 2006 to $14.1 million in 2007. The major factors driving this result are an increase in corn costs, an increase in production costs associated with our plant’s expansion, and a decrease in ethanol prices. Our corn costs increased 85% from 2006 to 2007 primarily due to an increase in the market price of corn, which is driven by increased demand from the ethanol industry and lower corn supply projections. The price of ethanol decreased 11% between periods because of excess supply in the industry. Production costs increased after production volume increased 22% following the expansion of our plant to a 75 million gallon facility in May 2007.  Partially offsetting this, however, are increases in our revenue from the sale of ethanol and distillers grains. Revenue from the sale of ethanol rose because of an increase in sales volume following a 22% increase in production.  Revenue from the sale of distillers grains increased 31% between periods, due principally to increases in production and price. The price of distillers grains rose because of increases in demand from livestock producers who increased their use of distillers grains for feed purposes due to the high price of corn and other protein based feed products.

We are expecting significant challenges in 2008, which may lead to further profit erosion.  Our first challenge is dealing with the high price of corn. While the 2007 corn crop in the U.S. set a record of 13.1 billion bushels harvested, up 24% from 2006, we expect prices to linger at or above their current level ($5 per bushel as of January 2008) through at least the summer. A factor contributing to this expectation is the lower than projected carryout from 2007. On January 11, 2008, the USDA revised its December carryout projection from 1.797 billion bushels to 1.438 billion bushels, because of increased feed use for livestock and other residual uses. Another factor, and an additional challenge we face, is the increase in demand for corn from the ethanol industry. In the U.S., another 5.6 billion gallons of ethanol are expected to enter the market in the next 18 months, all from new or expanding plants. Unless new markets for ethanol open up to absorb these gallons, we anticipate that prices will remain depressed or possibly commence a downward trend. The newly enacted renewable fuels standard, or RFS, which mandates the use in the U.S. of 9.0 billion gallons of renewable fuels in 2008 and 15 billion gallons by 2015, though it is expected to create new markets to absorb this excess supply, the timing of its impact in 2008 and beyond is uncertain.

While challenges lie ahead, we are encouraged by factors that could partially counter the effects of these challenges. Distillers grains’ revenues are expected to remain strong, as the high prices of corn and soybean meal should make the use of distillers grains more attractive to livestock producers. We also believe that natural gas costs should remain stable through at least June because of high inventories nationwide. Further, our plant should be more efficient as a result of new economies of scale following expansion. Nevertheless, we believe it will be difficult to overcome completely the challenges that lie ahead. Sterner fiscal measures are likely to be necessary, including preserving more cash from operations, which will mean a decrease in distributions to members compared to 2007.

Results of Operations

Comparison of years ended December 31, 2007 and December 31, 2006.

	Year Ended December 31,
	2007		2006
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue
Ethanol	116,084,868	84%	105,702,927	86%
Distillers grains	21,408,911	15%	16,349,308	13%
Incentive	750,001	1%	784,884	1%
Total	138,243,780	100%	122,837,119	100%

Cost of Revenues	112,694,987	82%	62,731,376	51%

G&A Expenses	4,790,117	3%	6,364,983	5%

Other Operating Income (Exp)	(2,344,486)	(2%)	(905,128)	(1%)

Minority Interest	(4,269,470)	(3%)	(12,132,284)	(10%)

Net Income (Loss)	14,144,720	10%	40,703,348	33%

Revenues - Revenue increased $15.4 million, or 12.5%, to $138.2 million for the year ended December 31, 2007 from $122.8 million for the year ended December 31, 2006.  Revenues increased due to an increase in sales of ethanol and distillers grains.

Revenue from the sale of ethanol increased $10.4 million, or 10%, to $116.1 million for the year ended December 31, 2007 from $105.7 million for the year ended December 31, 2006.  The increase is primarily due to a 23% increase in sales volume between periods, offset by an 11% decrease in the average sales price per gallon.  Sales volume increased because of an increase in production volume following our plant’s expansion, only to be offset by the decrease in ethanol prices between periods due to the excess supply of ethanol in the market.

Revenue from the sale of distillers grains increased $5.1 million, or 31%, to $21.4 million for the year ended December 31, 2007 from $16.3 million for the year ended December 31, 2006.  The increase is due to increases in sales volume and sales price per ton.  Like ethanol, sales increased due to an increase in plant production between periods. Unlike ethanol, however, the price of distillers grains increased approximately 18% in conjunction with the rise in prices of corn and soybean meal.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $50.0 million, or 80%, to $112.7 million for the year ended December 31, 2007 from $62.7 million for the year ended December 31, 2006.  The increase is primarily due to an increase in corn costs and production expenses.

Corn costs per bushel increased 85% between periods. The increase is primarily the result of an approximately 65% increase in the market price of corn between periods.  The market price continued to be adversely impacted by lower corn carryout from 2006 and from a very strong demand from the ever-growing ethanol industry.  With a lower than projected carryout for 2007 and increased demand from the ethanol industry and world markets, we believe that the current trend of high corn prices is likely to remain through 2008.

Also included in the increase in corn costs is a $1.9 million net loss under our corn price risk management program. Gains and losses that result from a change in value of corn and natural gas hedging and forward contract instruments are recognized in cost of revenues as the changes occur. Gains are recognized as a decrease to cost of revenues, and losses are recognized as an increase to cost of revenues. For the year ended December 31, 2007, cost of revenues includes losses of $1.6 million from the use of corn hedging instruments. This loss is caused by a significant increase in the market price of corn in the fourth quarter of 2007 and the impact that the price decrease had on the value of our hedging instruments at December 31, 2007. The remaining part of the $1.9 million loss is attributed to losses on our forward contracts for corn at December 31, 2007.

In addition, cost of revenues rose because the 22% increase in production volume following expansion increased overall production expenses. Expenses, including chemicals, depreciation, electricity, and maintenance, all rose directly due to expansion.

General and Administrative Expenses - General and administrative expenses decreased $1.56 million, or 25%, to $4.80 million for the year ended December 31, 2007 from $6.36 million for the year ended December 31, 2006.  The decrease is primarily due to a decrease in management incentive fees and costs, which are attributed to a decrease in net income.

Interest Expense - Interest expense increased $1.6 million, or 128%, to $2.9 million for the twelve months December 31, 2007 from $1.3 million for the twelve months December 31, 2006. The increase is primarily due to an increase of $18.3 million of long-term debt used to finance various construction projects in 2007 including expansion.

Net Income - Net income decreased $26.6 million to $14.1 million for the year ended December 31, 2007 from $40.7 million for the year ended December 31, 2006.  This change is caused primarily by an increase in corn costs, offset partially by an increase in revenues from the sale of ethanol and distillers grains.

Comparison of years ended December 31, 2006 and December 31, 2005.

	Year Ended December 31,
	2006		2005
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue
Ethanol	105,702,927	86%	72,633,304	81%
Distillers grains	16,349,308	13%	16,305,319	18%
Incentive	784,884	1%	754,085	1%
Total	122,837,119	100%	89,692,708	100%

Cost of Revenues	62,731,376	51%	63,552,756	71%

G&A Expenses	6,364,983	5%	3,913,177	4%

Other Operating Income (Exp)	(905,128)	(1%)	(1,220,600)	(1%)

Minority Interest	(12,132,284)	(10%)	(4,848,463)	(5%)

Net Income (Loss)	40,703,348	33%	16,157,712	18%

Revenues - Revenue from the sale of ethanol increased 46% from the year ended December 31, 2005 to the year ended December 31, 2006.  The increase is due to a 41% increase in the average price of ethanol per gallon and a 4% increase in sales volume. Ethanol prices rose significantly between periods as a result of increased demand from refineries and increases in the price of unleaded gasoline in 2006. Refineries increased their demand for ethanol as many accelerated the phase out of MTBE in the refinery process, switching to ethanol in its place.

Revenue from the sale of distillers grains increased just slightly from the year ended December 31, 2005 to the year ended December 31, 2006, the increase being driven by an increase in sales volume following a slight increase in production volume.

The incentive revenue from the U.S. Department of Agriculture’s Commodity Credit Corporation Bioenergy Program, which terminated on June 30, 2006, decreased $40,000 to $9,000 for the year ended December 31, 2006 from $49,000 for the year ended December 31, 2005. Incentive revenue from the State of South Dakota, in contrast, increased $70,000, or 10%, to $776,000 for the year ended December 31, 2006 from $705,000 for the year ended December 31, 2005.

Cost of Revenues - Cost of revenues decreased $800,000, or 1%, to $62.7 million for the year ended December 31, 2006 from $63.5 million for the year ended December 31, 2005.  Cost of revenues decreased slightly between periods because of a decrease in energy costs. Corn costs remained relatively constant between periods because a net gain under our corn risk management program offset a rise in the market price of corn.

Our energy costs decreased 6% from 2005 to 2006. This decrease is due to an increased use of steam from Big Stone Plant and lower natural gas costs.  Our volume usage of steam, the cost of which is less than natural gas, increased 19% from 2005 to 2006 because Big Stone Plant had fewer general maintenance shut-downs in 2006 compared to 2005. During the same period, natural gas costs decreased 4% from 2005 due primarily to an 11% decrease in the cost per unit. This decrease is due to stable natural gas prices in 2006, compared to 2005 when an active hurricane season caused the reverse effect.

Corn prices rose 13% between periods because of low corn carryout for 2006 and increased demand for corn from the ethanol industry. A $2.9 million net gain under our corn risk management program in 2006, however, offset the 13% increase. For the year ended December 31, 2006, cost of revenues includes losses of $2.7 million from the use of corn hedging instruments. This loss is caused by a significant increase in the market price of corn in the fourth quarter of 2006 and its effect on the value of the hedging instruments at December 31, 2006. Offsetting this loss is a $5.6 million gain on our forward contracting for corn.  In August 2006, the prices at the Chicago Board of Trade (CBOT) rose due to a reduction in bushels of corn to be harvested nationwide. But since we had locked in lower prices for corn under our forward contracts, the value of forward contracts rose and resulted in a $5.6 million gain at December 31, 2006.

General and Administrative Expenses - General and administrative expenses increased $2.45 million, or 63%, to $6.36 million for the year ended December 31, 2006 from $3.91 million for the year ended December 31, 2005.  The increase is primarily due to increased management incentive fees and costs during the year, which are based on an increase in our profitability.

Interest Expense - Interest expense decreased $60,000, or 4%, to $1.26 million for the year ended December 31, 2006 from $1.32 million for the year ended December 31, 2005.  The decrease in interest expense is due to a $1.9 million reduction in non-construction related debt outstanding from December 31, 2005 to December 31, 2006 as we reduced our debt through principal payments.

Net Income - Net income increased $24.5 million to $40.7 million for the year ended December 31, 2006 from $16.2 million for the year ended December 31, 2005.  This change is caused primarily by, as discussed above, an increase in ethanol revenue at a time of relatively constant cost of revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $17.0 million revolving credit facilities which are discussed below under “Indebtedness.” Net working capital is $19.72 million as of December 31, 2007 compared to $15.98 million as of December 31, 2006.  The increase in working capital is due to a $2.17 million reduction in construction related-party payable ($0 at December 31, 2007 as all construction projects are complete), as well as a $5.27 million reduction in distributions payable to Northern Growers’ members and a $2.51 million reduction in distributions payable to the minority member.

The following table shows the cash flows between the year ended December 31, 2007 and the year ended December 31, 2006:

	Year Ended December 31
	2007	2006
	$	$
Net cash from operating activities	26,146,297	39,638,229
Net cash (used for) investing activities	(19,231,097)	(29,101,256)
Net cash (used for) financing activities	(7,657,867)	(12,668,790)

Cash Flow From Operating Activities - Net cash flow from operating activities decreased $13.5 million between periods, due principally to a decrease in cash provided by net income between periods, offset by an increase in cash provided by inventory. Ethanol inventory decreased 62% from 2006 to 2007 due to a decrease in the number of gallons in inventory and a decrease in the net realizable value.

Cash Flow From Investing Activities - Net cash flow used for investing activities decreased $9.9 million between periods, due primarily to a decrease in payments for property and equipment on the plant’s expansion and BPX™ project.  The total cost of the plant’s expansion and BPX™ project is $42.3 million, of which $33 million is financed with debt and the remainder with cash from operations. We completed construction on the expansion and BPX™ projects in May 2007 and October 2006, respectively, having spent $14.0 million and $28.3 in cash for these projects in 2007 and 2006, respectively.

Cash Flow From Financing Activities - Net cash used for financing activities decreased by $5.0 million between periods, due primarily to a $6.4 million decrease in distributions paid to Northern Growers’ members and the minority member of POET™ Biorefining — Big Stone.  This decrease is partially offset by a $900,000 increase in principal payments on long-term debt because we commenced principal payments during the fourth quarter of 2007 relating to the financing of our three main capital improvement projects, namely, expansion, BPX™ and grain storage.

We believe that cash flows from operations and our revolving debt will be sufficient to meet our expected capital and liquidity requirements for the foreseeable future. We anticipate that our capital improvement projects in 2008 will be miscellaneous in nature and financed with cash from operations. However, because we anticipate less cash flow from operations due to current market forces, we plan to rely more on our revolving debt to fund operations. Further, until we see tangible improvement in the market, we do not anticipate paying distributions to our members.

The following table shows the cash flows between the year ended December 31, 2006 and the year ended December 31, 2005:

	Year Ended December 31
	2006	2005
	$	$
Net cash from operating activities	39,638,229	26,166,011
Net cash (used for) investing activities	(29,101,256)	(1,225,498)
Net cash (used for) financing activities	(12,668,790)	(16,333,813)

Cash Flow From Operating Activities - The increase of $13.5 million in net cash flow provided from operating activities is primarily due to a significant increase in net income between periods, offset by an increase in cash used for accounts receivable and inventory.

Cash Flow From Investing Activities - Net cash flow used for investing activities increased $27.9 million between periods due to capital improvement projects. In 2006, we made significant cash expenditures to pay for the plant’s expansion and incorporation of BPX™ technology into the production process.

Cash Flow From Financing Activities - Net cash used for financing activities decreased $3.7 million between periods, due primarily to the $18.9 million advanced by U.S. Bank under a construction note used to pay for the expansion and BPX™ projects.  This advance is offset by a $13.5 million increase in distributions paid to members in 2006.

Indebtedness

We have six notes and loans outstanding under our loan agreement with our lender, U.S. Bank: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million.  The principal purpose of this revolver is to cover the cost of non-corn related items at the plant at any time. We had $8 million available for use as of December 31, 2007.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a time of tightened margins.  We had $9 million available for use as of December 31, 2007.

The $33 million term note, which was converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($16.1 million and $8.0 million as of December 31, 2007) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (7.571% at December 31, 2007). A principal payment of $825,000 is due quarterly on the note, which commenced on November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $12.44 million as of December 31, 2007. Principal payments of $1,293,225 were made for the year ended December 31, 2007.

The principal balance outstanding on the $3.9 million variable rate (7.25%) non-revolving loan is $2.83 million as of December 31, 2007.  Principal payments of $390,000 were made for the year ended December 31, 2007.

The $4.3 million note, which was funded to us in full on October 5, 2007 to finance additional grain storage and handling equipment, is subject to a variable rate of LIBOR plus 3.00% (8.225% at December 31, 2007), adjusted and payable monthly. Principal payments of $154,000 were made for the year ended December 31, 2007.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to the following material conditions and covenants:  1) a capital expenditure limitation not exceeding $1 million in any calendar year; 2) a cash distribution limitation to members not exceeding 80% of net income annually; 3) a minimum working capital of $10 million; and 4) a fixed charge coverage ratio of 1.15:1 as of the last day of any fiscal quarter for the four consecutive fiscal quarters ending on that date.  We were in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of December 31, 2007 and the date of this filing.

The following table summarizes our consolidated contractual obligations as of December 31, 2007:

			One to	Four to
		Less than	Three	Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years

Long-Term Debt Obligations (1)	66,901,295	9,328,538	17,644,474	21,414,953	18,513,330
Operating Lease Obligations	379,675	2,520	5,040	5,292	366,823
Purchase Obligations(2)	4,818,725	764,589	1,529,178	1,345,695	1,179,263
Total Contractual Cash Obligations	72,099,695	10,095,647	19,178,692	22,765,940	20,059,416

(1)          Long-term debt obligations reflect payment obligations, including interest, arising under the amended Loan Agreement dated September 21, 2007.

(2)          Purchase obligations include payment for minimum steam and services for management and risk management.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating the effect, if any, that the adoption of SFAS 157 will have on our results of operations, financial position, and the related disclosures.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are evaluating the effect, if any, that the adoption of SFAS 159 will have on our results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. We are evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity

Commitments and Contingencies.  Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the U.S., we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Revenue from state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under the program.

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

Accounting for Derivative Instruments and Hedging Activities.  We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2007 and 2006 balance sheets at their fair market value.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. Specifically, we use forward, futures and option contracts to hedge changes to the commodity prices of corn and natural gas, as well as interest rate swaps to hedge against changes in interest rates. However, we do not enter into these derivative financial instruments for trading or speculative purposes. The interest rate swap agreement is accounted for as a cash flow hedge pursuant to the requirements of SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We produce ethanol and its by-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st - November 7th) and withdrawal (November 14th - March 31st) seasons. The price of distillers grains is principally influenced by the price of corn and soybean meal, and competing protein feed products.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of open futures and option positions for corn and natural gas as of December 31, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2007	$11,181,459	$1,118,146
December 31, 2006	$19,767,196	$1,976,720

Interest Rate Risk

We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the term note.  Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $10.87 million in variable rate, long-term debt outstanding as of December 31, 2007, or approximately 21% of our total indebtedness. The interest rate on $2.83 million of the $3.9 million variable rate, long-term debt is U.S. Bank’s prime rate, which is 7.25% as of December 31, 2007.  The variable rate on the $8.04 million portion of the expansion note is 7.571% (One-Month LIBOR plus 2.75%) as of December 31, 2007.

In order to achieve a fixed interest rate on a portion of our $33.0 term note, we entered into an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($16.1 million and $8.04 million, respectively as of December 31, 2007). The remaining amount, $8.04 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is reduced under the swap agreement, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate. Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the “Table of Contents” of Northern Growers, LLC located on the page prior to page F-1 of this report, and financial statements for the year ended December 31, 2007 referenced therein, which are hereby incorporated by reference.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Eide Bailly LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Robert Narem
Robert Narem, Chief Executive Officer
and Chief Financial Officer, Manager
(Principal Executive Officer)

Item 9B.  Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13 and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this report (December 31, 2007).

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements—Reference is made to the “Table of Contents” of Northern Growers, LLC located on the page prior to page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2007 included herein. The financial statements begin on page F-2 of this Report.

(2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3) The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.  The following exhibits constitute a management contract:  10.14 and 10.16.

(b) See Item 15(a)(3)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC

Date:	March 5, 2008	/s/ Robert Narem
Robert Narem, Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHERN GROWERS, LLC

Date:	March 5, 2008	/s/ Robert Narem
Robert Narem, Chief Executive Officer and Chief Financial Officer, Manager

Date:	March 5, 2008	/s/ Robert Narem
Ronald Anderson, Manager

Date:	March 5, 2008	/s/ Leroy Bergan
Leroy Bergan, Manager

Date:	March 5, 2008	/s/ Wendall Falk
Wendell Falk, Manager

Date:	March 5, 2008	/s/ Lars Herseth
Lars Herseth, Manager

Date:	March 5, 2008	/s/ Mark Lounsbery
Mark Lounsbery, Manager

Date:	March 5, 2008	/s/ Robert Metz
Robert Metz, Manager

Date:	March 5, 2008	/s/ Jeff Olson
Jeff Olson, Manager

Date:	March 5, 2008	/s/ Ronald Olson
Ronald Olson, Manager

Date:	March 5, 2008	/s/ Heath Peterson
Heath Peterson, Manager

Date:	March 5, 2008	/s/ Delton Strasser
Delton Strasser, Manager

Date:	March 5, 2008	/s/ Steve Street
Steve Street, Manager

Date:	March 5, 2008	/s/ Bill Whipple
Bill Whipple, Manager

Date:	March 5, 2008	/s/ Robert Wittnebel
Robert Wittnebel, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Organization.		Appendix A to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.1	Articles of Organization.		Appendix B to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.2	Fourth Amended and Restated Operating Agreement dated July 1, 2006.		Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2006.

4.1	Form of Class A Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.1	Loan Agreement with U.S. Bank dated July 11, 2001.		Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.2	Lease Agreement with Big Stone — Grant Industrial Development and Transportation, dated April 18, 2001.		Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.3	Steam Sale Agreement with Otter Tail Power Company, dated April 18, 2001.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.4	Water and Fuel Oil Agreement with Otter Tail Power Company, dated August 14, 2001.		Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.5	Electric Service Agreement with Otter Tail Power Company, dated September 26, 2001.		Exhibit 10.12 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.6	Water and Sanitary Sewer Agreement with the City of Big Stone City, dated December 21, 2001.		Exhibit 10.13 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.7	Access and Rail Agreement with Otter Tail Corporation, dated April 18, 2001.		Exhibit 10.14 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.8	Industry Track Agreement with Burlington Northern and Santa Fe Railway Company, dated January 8, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.9	Service Request Form and Extended Service Agreement with NorthWestern Public Service, dated March 19, 2002.		Exhibit 10.17 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.10	Amendment to U.S. Bank Loan Agreement, dated June 22, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.11	Second Amendment to U.S. Bank Loan Agreement, dated March 30, 2005.		Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.12	$15.8 Million Promissory Note with U.S. Bank, dated March 30, 2005.	Exhibit 10.27 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.13	$3.9 Million Promissory Note with U.S. Bank, dated March 30, 2005.	Exhibit 10.28 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.14	Management Agreement with POET™ Plant Management, LLC, dated April 20, 2005.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 16, 2005.

10.15	Technology and Patent Rights License Agreement with POET™ Design and Construction, LLC, dated October 25, 2005.*	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.16	Amendment to the Management Agreement with POET™ Plant Management, dated October 25, 2005.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.17	Design Build Agreement with POET™ Design and Construction, Inc., dated October 25, 2005.	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.18	Amended and Restated Loan Agreement with U.S. Bank dated August 28, 2006.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.19	Expansion Construction Note Agreement dated August 28, 2006.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.20	$8.0 Million Variable Rate, Revolving Note dated August 28, 2006.	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.21	Construction Mortgage and Addendum dated August 28, 2006.	Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.22	Security Agreement dated August 28, 2006.	Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.23	Corn and Natural Gas Price Risk Management Agreement dated April 1, 2007.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.24	Amendment No. 1 to Water Fuel Agreement dated March 21, 2007.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.25	Ethanol Marketing and Services Agreement dated April 24, 2007.	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.26	Design Build Agreement with POET™ Design and Construction dated April 3, 2007.	Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.27	Amendment to Amended and Restated Loan Agreement with U.S. Bank dated September 21, 2007.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007

10.28	$9.0 Million Promissory Note with U.S. Bank dated September 21, 2007.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007

10.29	$4.3 Million Promissory Note with U.S. bank dated September 21, 2007.		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007

10.30	Mortgage in Favor of U.S. Bank dated September 21, 2007.		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007

21.1	Subsidiaries of the Registrant.	X

31	Rule 13a-14(a)/15d-14(a) Certifications	X

32	Section 1350 Certification	X

*The redacted portions of this exhibit were filed separately with the SEC subject to a request for confidential treatment dated November 14, 2005.

NORTHERN GROWERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee and Members

Northern Growers, LLC

Big Stone City, South Dakota

We have audited the accompanying consolidated balance sheets of Northern Growers, LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Northern Growers, LLC’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northern Growers, LLC’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Growers, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Northern Growers, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO).

Sioux Falls, South Dakota

February 22, 2008

PEOPLE. PRINCIPLES. POSSIBILITIES.

www.eidebailly.com

200 E. 10th Street, Suite 500 | PO Box 5125 | Sioux Falls, South Dakota 57117-5125 | Phone 605.339.1999 | Fax 605.339.1306 | EOE

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$9,182,533	$9,925,200
Accounts receivable
Trade related party	5,711,848	6,445,387
Trade	876,510	850,565
Other	1,005,132	911,359
Inventory	16,977,162	15,493,876
Prepaid expenses	103,678	81,992
Investment in commodities contracts	1,216,724	1,121,151

Total current assets	35,073,587	34,829,530

PROPERTY AND EQUIPMENT
Land improvements	7,090,574	5,105,996
Equipment	71,186,213	45,061,239
Buildings	15,379,448	9,349,073
Construction in progress	—	18,017,902
	93,656,235	77,534,210
Less accumulated depreciation	(15,515,208)	(11,120,828)

Net property and equipment	78,141,027	66,413,382

OTHER ASSETS
Financing costs, net of amortization of $51,194 and $9,701 as of December 31, 2007 and 2006	265,491	236,996
Assets held for sale	100,000	—

Total other assets	365,491	236,996

	$113,580,105	$101,479,908

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,974,139	$1,254,171
Accounts payable - corn	5,281,356	1,981,804
Accounts payable - related party	348,008	896,678
Accounts payable - construction - related party	—	2,173,905
Other accrued liabilities	523,421	548,909
Accrued interest	3,750	1,321
Distribution payable - Northern Growers	1,518,840	6,787,696
Distribution payable - minority member	—	2,512,400
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	5,695,078	2,685,475

Total current liabilities	15,349,592	18,847,359

LONG-TERM LIABILITIES
Derivative financial instruments	900,826	187,069
Long-term notes payable	45,894,139	33,391,741

Total long-term liabilities	46,794,965	33,578,810

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST	11,631,149	10,790,823

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(695,076)	(144,342)
Retained earnings	27,777,575	25,685,358

Total members’ equity	39,804,399	38,262,916

	$113,580,105	$101,479,908

See Notes to Consolidated Financial Statements

Northern Growers, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUES
Sales related party	$116,084,868	$105,702,927	$72,633,304
Sales	21,408,911	16,349,308	16,305,319
Incentive	750,001	784,884	754,085
Total revenues	138,243,780	122,837,119	89,692,708

COST OF REVENUES	112,694,987	62,731,376	63,552,756

GROSS PROFIT	25,548,793	60,105,743	26,139,952

EXPENSES
General and administrative	4,790,117	6,364,983	3,913,177
Total operating expenses	4,790,117	6,364,983	3,913,177

INCOME FROM OPERATIONS	20,758,676	53,740,760	22,226,775

OTHER INCOME (EXPENSES)
Interest income	509,018	334,512	75,682
Interest expense	(2,876,464)	(1,261,542)	(1,317,957)
Other	22,960	21,902	21,675
Total other income (expenses)	(2,344,486)	(905,128)	(1,220,600)

INCOME BEFORE MINORITY INTEREST	18,414,190	52,835,632	21,006,175

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(4,269,470)	(12,132,284)	(4,848,463)

NET INCOME	$14,144,720	$40,703,348	$16,157,712

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.279	$0.804	$0.319

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.238	$0.518	$0.230

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.342	$0.448	$0.241

See Notes to Consolidated Financial Statements

Northern Growers, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Accumulated
			Additional	Other			Annual
	Capital		Paid-In	Comprehensive	Retained		Comprehensive
	Units	Amount	Capital	Income (Loss)	Earnings	Total	Income (Loss)
BALANCE, JANUARY 1, 2005	50,628,000	$12,657,000	$64,900	$—	$6,724,101	$19,446,001

Net income	—	—	—	—	16,157,712	16,157,712	16,157,712
Distributions payable	—	—	—	—	(3,212,093)	(3,212,093)	—
Distributions paid	—	—	—	—	(8,441,902)	(8,441,902)	—

BALANCE, DECEMBER 31, 2005	50,628,000	$12,657,000	$64,900	$—	$11,227,818	$23,949,718	$16,157,712

Net income	—	—	—	—	40,703,348	40,703,348	40,703,348
Cash flow hedge (loss)	—	—	—	(144,342)	—	(144,342)	(144,342)
Distributions payable	—	—	—	—	(6,787,696)	(6,787,696)	—
Distributions paid	—	—	—	—	(19,458,112)	(19,458,112)	—

BALANCE, DECEMBER 31, 2006	50,628,000	$12,657,000	$64,900	$(144,342)	$25,685,358	$38,262,916	$40,559,006

Net income	—	—	—	—	14,144,720	14,144,720	14,144,720
Cash flow hedge (loss)	—	—	—	(550,734)	—	(550,734)	(550,734)
Distributions payable	—	—	—	—	(1,518,840)	(1,518,840)	—
Distributions paid	—	—	—	—	(10,533,663)	(10,533,663)	—

BALANCE, DECEMBER 31, 2007	50,628,000	$12,657,000	$64,900	$(695,076)	$27,777,575	$39,804,399	$13,593,986

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$14,144,720	$40,703,348	$16,157,712
Changes to net income not affecting cash
Depreciation	4,459,581	2,758,668	2,613,727
Amortization of loan fees	41,493	9,701	102,818
Loss on impairment of assets	625,195	450,362	355,177
Minority interest in subsidiary’s earnings	4,269,470	12,132,284	4,848,463
Decrease (increase) in current assets
Accounts receivable
Related party	733,539	(2,848,745)	78,553
Trade	(25,945)	(422,436)	113,517
Other	50,998	(29,163)	682,345
Inventory	(1,483,286)	(11,711,260)	856,945
Prepaid expenses	(21,686)	(7,859)	270,570
Investment in commodity contracts	(95,573)	(1,036,189)	25,989
Increase (decrease) in current liabilities
Accounts payable
Trade	719,968	(408,239)	428,227
Corn	3,299,552	(381,534)	(680,757)
Related party	(548,670)	376,085	141,962
Accrued liabilities	(25,488)	55,732	124,356
Accrued interest	2,429	(2,526)	(3,593)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,146,297	39,638,229	26,116,011

INVESTING ACTIVITIES
Purchase of property and equipment	(18,840,552)	(28,844,044)	(1,426,068)
Cash received on sale of assets	555	31,100	—
Cash paid for capitalized construction interest	(653,413)	(288,312)	—
Tax refund on construction	262,313	—	200,570

NET CASH (USED FOR) INVESTING ACTIVITIES	(19,231,097)	(29,101,256)	(1,225,498)

FINANCING ACTIVITIES
Long-term notes payable issued	18,340,126	18,959,874	1,032,369
Principal paid on long-term notes payable	(2,828,126)	(1,919,718)	(1,446,148)
Distributions paid - Northern Growers	(17,321,359)	(22,670,206)	(12,219,954)
Distributions paid - minority member	(5,778,520)	(6,792,043)	(3,700,080)
Cash paid for financing costs	(69,988)	(246,697)	—

NET CASH (USED FOR) FINANCING ACTIVITIES	(7,657,867)	(12,668,790)	(16,333,813)

NET INCREASE (DECREASE) IN CASH	(742,667)	(2,131,817)	8,556,700

CASH AT BEGINNING OF YEAR	9,925,200	12,057,017	3,500,317

CASH AT END OF YEAR	$9,182,533	$9,925,200	$12,057,017

See Notes to Consolidated Financial Statements

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS — page 2

	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,612,547	$1,552,337	$1,321,551

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$—	$2,173,905	$62,769
Accounts receivable for tax refund on construction	$831,955	$687,184	$—
Notes payable refinanced	$—	$—	$18,667,631
Distributions payable	$1,518,840	$9,300,096	$4,162,868

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (“the plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET™ Biorefining — Big Stone) (“POET™ Biorefining — Big Stone”), and own a 77.16% interest in POET™ Biorefining — Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET™ Biorefining — Big Stone on a consolidated basis.  On June 26, 2002, the Company began grinding corn and on July 5, 2002, the Company commenced its principal operations at a 40 million gallon nameplate capacity.  On May 14, 2007, the Company completed its expansion to a 75 million gallon nameplate capacity. The Company sells ethanol and related products primarily in the United States.

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

As a result of the exchange, the Cooperative was dissolved, with Whetstone’s capital units distributed to the members of the Cooperative at a rate of one Whetstone capital unit for each share of equity common stock and all voting common stock of the Cooperative was surrendered and retired. In connection with the reorganization, Whetstone subsequently changed its name to Northern Growers, LLC. Under the amended Northern Growers’ Operating Agreement, a minimum of 2,500 capital units is required to become a member.  Such units are subject to certain transfer restrictions, including approval by the Board of Managers of Northern Growers. Northern Growers also retains the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units or if a member becomes bankrupt. The Operating Agreement also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Growers and its 77.16% owned subsidiary, POET™ Biorefining - Big Stone. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

(continued on next page)

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 30 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management believes that all trade receivables are collectible; therefore, there is no valuation allowance as of December 31, 2007 and 2006.

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

Inventories at December 31, 2007 and 2006 are as follows:

	2007	2006

Finished goods	$1,473,720	$3,256,330
Raw materials	12,983,539	10,461,893
Work-in-process	1,352,000	807,185
Spare parts inventory	1,167,903	968,468

	$16,977,162	$15,493,876

(continued on next page)

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

The Company has recorded an increase (decrease) to cost of revenues of $1,595,577, $3,181,810 and ($211,011) related to our derivative contracts for the year ended December 31, 2007, 2006 and 2005, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

During 2007 and 2006 the Company entered into derivative financial instruments to limit its exposure to changes in interest rates.  The Company entered into two interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements are accounted for as a cash flow hedge under SFAS No. 133, as amended.

Interest Rate Swap Agreements

During 2007 and 2006 the Company entered into interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements, which both expire August 31, 2014, are accounted for as cash flow hedges under SFAS No. 133, as amended.  Under the terms of the swap agreements, the Company’s net payment is a fixed interest rate on the notional amount in exchange for receiving a variable rate based on one month LIBOR. The swap transactions qualify for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the two interest rate swap agreements was $24,131,250 and $16,252,000 as of December 31, 2007 and 2006, respectively.  A derivative liability to record the fair value of the swap of $900,826 and $187,069 has been recorded, with a corresponding entry of $550,734 and $144,342 to accumulated other comprehensive loss to the members’ equity section of the balance sheet and a decrease of $163,023 and $42,727 to minority interest for the years ended December 31, 2007 and 2006, respectively.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of December 31, 2007 and 2006, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin Investments I, LLC in POET™ Biorefining — Big Stone, plus or minus any allocation of income or loss of POET™ Biorefining — Big Stone, plus or minus any allocation of accumulated other comprehensive income or loss, less distributions from POET™ Biorefining — Big Stone. Earnings/losses and distributions of POET™ Biorefining — Big Stone are allocated to its members in proportion to the member’s capital accounts.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

A loss on impairment of assets of $625,195 was recognized by the Company’s management during 2007 and is included in cost of revenues.  A subset of the plant’s thermal oxidizers, built during the original construction of the plant, was deemed impaired for $614,640 when environmental testing indicated that the equipment recently installed to replace the subset was sufficient to meet environmental compliance rules.  The estimated fair market value of this asset is $100,000, for which management intends to sell on the open market, and is listed on the Consolidated Balance Sheet as “Assets held for sale.”  In addition, the Company recorded a  loss on impairment of assets of $10,555 for a compilation of several small equipment items that were deemed unusable.

A loss on impairment of assets of $450,362 was recognized by the Company’s management during 2006 and is included in cost of revenues.  Upon the completion and incorporation of BPXTM technology into the plant’s production process in October 2006, there were multiple tanks, motors and other equipment deemed to be unusable.  Two tanks were sold. Management determined that the balance of the unsuable assets was without value as the scrap value of such assets approximated the costs of disposal.

A loss on impairment of assets for $355,177 was recognized by the Company’s management during 2005 and is included in cost of revenues.  A subset of the thermal oxidizers was deemed impaired and no longer useful due to extreme internal heat damage. Due to the extreme degradation of the subset, management determined that this asset was without value  as the scrap value of such asset approximated the costs of disposal.

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

Income Taxes

The Company is not a taxpaying entity for federal and state income tax purposes due to its treatment as a partnership.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  Income of the Company is taxed to the members in their respective returns.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on January 1, 2007, had no material impact on the Company’s financial condition or results of operations.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, insurance expense and professional fees (legal, audit and consulting).

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the presentation in 2007. These reclassifications had no change in previously reported net income.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 141(R) will have on its results of operations, financial position, and the related disclosures.

NOTE 3 -                     NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at December 31, 2007 and 2006.

On August 28, 2006, POET™ Biorefining - Big Stone and US Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million revolving notes into one note.  On September 21, 2007, an amendment to the loan agreement became effective.  The purpose of the amendment was to finance $4,300,000 for additional grain storage and to finance a $9,000,000 short-term revolving note. Under the amended and restated loan agreement and the September 21, 2007 amendment, POET™ Biorefining — Big Stone is subject to six notes:  Note #174, a $3.9 million variable-rate, non-revolving note;  Note #158, a $15.8 million fixed-rate note; Note #91, an $8 million variable-rate, revolving long term note; Note #190, a $33 million construction note; Note #232, a $4.3 million variable-rate note; and Note #216, a $9 million variable-rate, revolving short-term note.

Note #174, the $3.9 million variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 7.25% at December 31, 2007. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15.8 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1.2 million fixed rate note, was retired on April 30, 2007.

The amended and restated loan agreement restructured the $3.0 million and $5.0 million notes into an $8 million revolving note (Note #91). The new revolving note permits POET™ Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes. Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($24,131,250 as of December 31, 2007) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The loan will be amortized over a ten-year period which began August 31, 2007 and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (7.571% at December 31, 2007).

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #232, the $4.3 million note, which was issued to finance additional grain storage and handling equipment, is subject to a variable rate of LIBOR plus 3.00% (8.225% at December 31, 2007), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9 million short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (8.225% at December 31, 2007).  The loan is subject to a quarterly unused commitment fee of .0250%. The total unpaid principal balance is due at maturity, or July 30, 2008.  $9 million was available at December 31, 2007.

POET™ Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at December 31, 2007.  Under the Septemer 21, 2007 amendment to the loan agreement, the working capital requirement increased from $7.5 million to $10 million on October 1, 2007.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

The balance of the long-term notes payable as of December 31, 2007 and 2006 is as follows:

	2007	2006

Note #174	$2,827,500	$3,217,500
Note #158	12,440,717	13,733,942
Note #117	—	165,901
Note #190	32,175,000	18,959,873
Note #232	4,146,000	—

	51,589,217	36,077,216
Less current portion	(5,695,078)	(2,685,475)

	$45,894,139	$33,391,741

At December 31, 2007 and 2006, there were no outstanding borrowings against the variable rate revolving notes and the balance available on these notes was $8,000,000.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Year Ending December 31,	Amount

2008	$5,695,078
2009	5,785,844
2010	5,882,541
2011	5,985,556
2012	11,499,198
2013 to August 31, 2014	16,741,000

$51,589,217

NOTE 4 -                     RELATED PARTY TRANSACTIONS

Northern Growers and Broin Investments I, LLC, are the members of POET™ Biorefining - Big Stone. Northern Growers invested $12,500,000 and Broin Investments I, LLC invested $3,700,000 in POET™ Biorefining - Big Stone for their respective ownership interests of 77.16% and 22.84%. In accordance with the Operating Agreement of POET™ Biorefining - Big Stone, Broin Investments I, LLC, has the right to elect two of seven members of the Board of Managers of POET™ Biorefining - Big Stone.

Additional agreements with related parties are included in Note 6.

NOTE 5 -                     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2007.  The Company’s other significant classes of financial instruments on the balance sheets for which the carrying amounts and estimated fair values differ at December 31, 2007 are detailed below.

As of December 31, 2006, the carrying amount of the fixed-rate, long-term note payable obligations exceeded fair value. Due to declining interest rates during 2007, the carrying amount of the fixed-rate, long-term note payable obligations were less than fair value at December 31, 2007. As the following table presents, the carrying amount and the fair value of long-term note payable obligations at December 31, 2007 and 2006 are as follows:

	Carrying Amount	Fair Value

Long-term notes payable December 31, 2007	$51,589,217	$51,652,937
Long-term notes payable December 31, 2006	$36,077,216	$35,728,911

The Company believes the carrying amount of short-term notes payable approximates their value due to the short maturity of these instruments.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                     COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Substantially all of the Company’s endeavors are subject to federal, state and local regulations relating to the discharge of materials into the environment. Management believes that the current practices and procedures for the control and disposition of such wastes comply with the applicable federal, state and local requirements.

Due to the name change of Broin Companies, LLC (“Broin”) to POET™, LLC in early 2007 and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations and marketing are now with newly named entities containing POET™. All of the newly named POET™-related entities are the same Broin-related entities that existed prior to the Broin to POET™ name change.  Broin Investments I, LLC, the minority member of POET™ Biorefining — Big Stone, has not changed its name, yet is still a related party to all POET™-named companies listed here.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. Agreements with the minority member, or parties related to the minority member through common ownership, are as follows:

Expansion Construction Agreement — The Company entered into a Design/Build Agreement with POET™ Design and Construction, Inc. (formerly known as Broin & Associates, Inc.) on October 25, 2005. The purpose of this agreement was to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology. The final cost of construction and improvements for both projects was $42.3 million, with all construction complete at December 31, 2007.  The liability incurred on this construction contract was $0 and $2,173,905 at December 31, 2007 and 2006, respectively.

Additional Corn Storage Construction Agreement — The Company entered into a Design/Build Agreement with POET™ Design and Construction, Inc. on April 3, 2007.  The purpose of this agreement was to expand the corn storage capacity at the plant.  The final cost of construction and improvements for this project was $4.2 million, with all construction complete and final payments made at December 31, 2007.

Ethanol Marketing Agreement — The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET™ Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.  The Company has sales commitments with POET™ Ethanol Products of approximately 28 million gallons over the next twelve months, of which 14 million gallons are contracted at a variable price and 14 million gallons are contracted at a fixed sales price ranging from $1.58 to $1.98 per gallon. The Company purchases all of its denaturant through POET™ Ethanol Products.

Management Agreement — On April 20, 2005, the Company renewed its agreement with POET™ Plant Management, LLC (formerly known as Broin Management, LLC) for the management and operation of the plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005. The term of the new management agreement, as amended, continues through June 30, 2015.  In exchange for these services, POET™ Plant Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus based on a percentage of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to POET™ Plant Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the plant.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technology and Patent Rights License Agreement - On October 25, 2005, the Company entered into a Technology and Patent Rights License Agreement with POET™ Design and Construction, Inc. (formerly known as Broin and Associates, Inc.).  Under this agreement, POET™ Design and Construction granted the Company a non-exclusive license to use certain technology and patents owned, developed, or obtained by POET™ Design and Construction relating to the ethanol and related product production processes. The Company is required to pay an annual licensing fee for the right to use such technology and patents. The term of this agreement continues until June 30, 2015.

Risk Management Agreement - On April 1, 2007, the Company entered into a new corn and natural gas price risk management agreement with POET™ Plant Management.  The new risk management agreement became effective on July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  In exchange for providing certain risk management services relating to corn and natural gas prices, including hedging and pooling services, the Company pays POET™ Plant Management an annual fee, payable in quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.

Distillers Grains Marketing Agreement — The Company has an agreement with POET™ Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains. The agreement commenced March 8, 2002, with a current expiration date of March 8, 2012, renewing for five-year terms unless terminated by either party with 90 days notice prior to expiration.  The agreement provides for an agency relationship in that POET™ Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.  The Company has entered into forward contracts to sell approximately 61,000 tons of various distiller grains at an average fixed price of approximately $146 per ton as of December 31, 2007.

Revenues and expenses related to agreements with related parties for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Ethanol gross revenues	$116,084,868	$105,702,927	$72,633,304
Denaturant expense	4,352,347	4,105,335	2,806,553
Management fees expense	1,592,821	3,440,001	1,663,261
Licensing fees expense	428,981	82,739	—
Marketing fees expense - all products	952,888	659,874	619,527

Agreements with unrelated parties are as follows:

Property Lease — The Company has a 99 year property lease (an operating lease) with Big Stone-Grant Industrial Development and Transportation, LLC. In 2001, rent was $2,400 annually through May 1, 2006, after which it increased by 5% through 2011. Beginning on May 1, 2006, and every five years thereafter, rent is increased 5% over the immediately preceding five-year period.

Steam — The Company has an agreement with the co-owners of the Big Stone Plant (“Big Stone Plant”), Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service, for the use of steam in the ethanol production process. The rate for a minimum amount is set at a base rate, adjusted annually for changes in the cost of energy. The agreement commenced on June 1, 2002 and has a term of ten years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenses related to the property lease and steam agreements for the years ended December 31, 2007, 2006 and 2005 were $2,962,099, $3,052,753 and $2,361,367, respectively.

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
	Lease	Management	Purchase
Years Ending December 31,	Agreements	Agreements	Agreements	Total

2008	$2,520	$547,509	$217,080	$767,109
2009	2,520	547,509	217,080	767,109
2010	2,520	547,509	217,080	767,109
2011	2,646	547,509	217,080	767,235
2012	2,646	490,656	90,450	583,752
2013-2100	366,823	1,179,263	—	1,546,086

	$379,675	$3,859,955	$958,770	$5,198,400

Corn Delivery — On August 9, 2005, POET™ Biorefining - Big Stone agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’ members are no longer obligated to deliver corn to the plant. Instead, the plant purchases all of its corn from local corn producers and the open market.  In addition, POET™ Biorefining - Big Stone agreed to honor all member forward contracts for 2006 delivery if the contract was written by September 15, 2005.  Purchases of corn from corn delivery agreements and cash contracts from the Northern Growers’ members totaled approximately $36,357,000, $26,346,000 and $22,016,000 for the years ending December 31, 2007, 2006 and 2005, respectively, of which $3,898,937 and $1,505,428 was recorded as a liability at December 31, 2007 and 2006, respectively.

Incentive Revenue — The Company previously received incentive payments from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. The program ended June 30, 2006.  The USDA had set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive was calculated on the USDA fiscal year of October 1 to September 30. Revenue of $31,385 and $26,835 was earned for the USDA program years ended September 30, 2006 and 2005, respectively. Incentive revenue of $0, $8,551, and $48,681 was recorded for the twelve months ended December 31, 2007, 2006 and 2005, respectively, for this program due to the variability of program rules for payout ratios.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $416,667, $750,000 and $776,333 for the program years ended June 30, 2008, 2007 and 2006, respectively. Incentive revenue of $750,001, $776,333 and $705,404 was recorded for the twelve months ended December 31, 2007, 2006 and 2005, respectively, for this program.

Capital Unit Trading - On March 8, 2004, Northern Growers’ members and non-members began trading Northern Growers capital units on an alternative trading system operated by Alerus Securities Corporation of West Fargo, North Dakota.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Contingency — In January 2003, the Environmental Protection Agency (EPA) issued formal information requests to, among others, plants designed, constructed, and/or managed by POET™ Design and Construction and POET™ Plant Management. By virtue of the nature and timing of these requests, the Company’s plant became subject to these requests. The requests required that the subject plants provide the EPA with certain data regarding emissions, presumably to determine whether the applicable plants were in compliance with the Clean Air Act. After this information was provided to the EPA, POET™ Design and Construction, on behalf of the Company and the subject plants managed by POET™ Plant Management, initiated discussions with the EPA regarding the application and use of testing methods for quantifying certain types of emissions emanating from these plants.

To date, no legal proceeding is pending with or threatened by the EPA nor has POET™ Design and Construction resolved with the EPA the application and use of the proper testing method for quantifying emissions. If a proceeding were initiated or settlement reached with the EPA, fines and/or other penalties against the Company could result, the nature and scope of which is uncertain. While there is a reasonable possibility of fines and/or other penalties in the event a proceeding is initiated or settlement reached, until the EPA and POET™ Design and Construction resolve the outstanding issues, the Company is unable to estimate the scope and magnitude of any possible fine or other penalty. Accordingly, the Company has not accrued any amount to its consolidated statement of operations relating to any potential claim.

NOTE 7 -                     DISTRIBUTIONS

During January 2005, POET™ Biorefining - Big Stone approved a $5,000,000 distribution, which it paid on February 1, 2005. Northern Growers received $3,858,000 and the minority member received $1,142,000. In conjunction with this cash distribution, on February 7, 2005, Northern Growers paid a distribution of $3,778,051 to its members of record as of December 31, 2004.

During July 2005, POET™ Biorefining - Big Stone approved an $8,000,000 distribution, which it paid on July 28, 2005. Northern Growers received $6,172,800 and the minority member received $1,827,200. In conjunction with this cash distribution, on July 29, 2005, Northern Growers paid a distribution of $5,972,839 to its members of record as of April 30, 2005.

During October 2005, POET™ Biorefining - Big Stone approved a $3,200,000 distribution, which it paid on October 28, 2005. Northern Growers received $2,469,120 and the minority member received $730,880. In conjunction with this cash distribution, on October 31, 2005 Northern Growers paid a distribution of $2,469,064 to its members of record as of August 31, 2005.

During January 2006, POET™ Biorefining - Big Stone approved a $4,162,763 distribution, which it paid on January 24, 2006. Northern Growers received $3,211,988 and the minority member received $950,775. In conjunction with this cash distribution, on January 30, 2006, Northern Growers paid a distribution of $3,212,093 to its members of record as of December 31, 2005.

During April 2006, POET™ Biorefining - Big Stone approved a $3,675,448 distribution, which it paid on May 1, 2006. Northern Growers received $2,835,976 and the minority member received $839,472. In conjunction with this cash distribution, on May 8, 2006, Northern Growers paid a distribution of $2,760,998 to its members of record as of March 31, 2006.

During July 2006, POET™ Biorefining - Big Stone approved a $10,899,284 distribution, which it paid on August 2, 2006.  Northern Growers received $8,409,888 and the minority member received $2,489,396.  In conjunction with this cash distribution, on August 7, 2006, Northern Growers paid a distribution of $8,359,696 to its members of record as of June 30, 2006.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During October 2006, POET™ Biorefining - Big Stone approved an $11,000,000 distribution, which it paid on October 30, 2006.  Northern Growers received $8,487,600 and the minority member received $2,512,400.  In conjunction with this cash distribution, on November 6, 2006, Northern Growers paid a distribution of $8,337,419 to its members of record as of September 30, 2006.

During January 2007, POET™ Biorefining - Big Stone approved an $11,000,000 distribution, which it paid on January 26, 2007.  Northern Growers received $8,487,600 and the minority member received $2,512,400.  In conjunction with this cash distribution, on January 29, 2007, Northern Growers retained $1,699,904 by a super majority vote of the Board of Managers, and paid a distribution of $6,787,696 to its members of record as of December 31, 2006.  The above distributions are recorded as a liability as of December 31, 2006.

During April 2007, POET™ Biorefining - Big Stone approved a $9,000,000 distribution, which it paid on April 24, 2007.  Northern Growers received $6,944,400 and the minority member received $2,055,600.  In conjunction with this cash distribution, on April 25, 2007, Northern Growers retained $499,961 by a super majority vote of the Board of Managers, and paid a distribution of $6,444,439 to its members of record as of March 31, 2007.

During July 2007, POET™ Biorefining - Big Stone approved a $5,300,000 distribution, which it paid on July 27, 2007.  Northern Growers received $4,089,480 and the minority member received $1,210,520.  In conjunction with this cash distribution, on August 2, 2007, Northern Growers paid a distribution of $4,089,224 to its members of record as of June 30, 2007.

During January 2008, Northern Growers approved a distribution which it paid from cash reserves.  On January 29, 2008, Northern Growers paid a distribution of $1,518,840 to its members of record as of December 31, 2007.  The above distribution is recorded as a liability as of December 31, 2007.

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

NOTE 9 -                     INCOME TAXES

As of December 31, 2007 and 2006, the Company’s book basis of assets exceeded their tax basis by approximately $32,800,000 and $30,100,000, respectively.  As of December 31, 2007 and 2006, the Company’s book basis of liabilities exceeded their tax basis by $900,826 and $187,069, respectively, due to the treatment of the derivative financial instruments.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -              401(K) PLAN

On February 1, 2003, the Company set up a 401(k) plan for substantially all employees who work more than 1,000 hours per year. Employees can make voluntary contributions up to federally designated limits. The Company matches employee voluntary contributions at a 50% level up to an effective maximum of 2% of gross employee pay. Eligible employees are always fully vested in their account balances resulting from employee voluntary contributions. The Company 401(k) expense for the years ended December 31, 2007, 2006 and 2005 was $25,283, $33,646 and $25,192, respectively.

NOTE 11 -              QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2007:

Total revenues	$32,193,532	$34,977,104	$40,200,101	$30,873,043
Gross profit	9,091,141	4,349,497	8,802,914	3,305,241
Operating income (loss)	7,690,390	3,320,726	7,501,694	2,245,866
Income (loss) before Minority Interest	7,524,659	2,732,543	6,755,378	1,401,610
Minority interest in subsidiary (income) loss	(1,745,148)	(633,687)	(1,549,455)	(341,180)
Net income (loss)	5,779,511	2,098,856	5,205,923	1,060,430
Basic earnings (loss) per unit	0.114	0.041	0.103	0.021

Year Ended December 31, 2006:

Total revenues	$25,944,116	$31,839,903	$34,896,320	$30,156,780
Gross profit	8,663,189	15,741,041	20,163,657	15,537,856
Operating income (loss)	7,548,135	14,182,345	18,347,680	13,662,600
Income (loss) before Minority Interest	7,306,106	13,951,973	18,097,633	13,479,920
Minority interest in subsidiary (income) loss	(1,678,944)	(3,196,560)	(4,137,618)	(3,119,162)
Net income (loss)	5,627,162	10,755,413	13,960,015	10,360,758
Basic earnings (loss) per unit	0.111	0.212	0.276	0.205

Year Ended December 31, 2005:

Total revenues	$22,264,409	$20,151,343	$22,174,095	$25,102,861
Gross profit	6,286,254	3,714,285	6,321,903	9,817,510
Operating income (loss)	5,374,964	2,913,306	5,359,768	8,578,737
Income (loss) before Minority Interest	5,081,681	2,611,957	5,036,734	8,275,803
Minority interest in subsidiary (income) loss	(1,170,325)	(614,764)	(1,161,824)	(1,901,550)
Net income (loss)	3,911,356	1,997,193	3,874,910	6,374,253
Basic earnings (loss) per unit	0.077	0.039	0.077	0.126

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.  Basic earnings or loss per unit are presented on the 50,628,000 units currently issued and outstanding.