Form 10-Q
period 2008-03-31
NORTHERN GROWERS LLC
filed 2008-05-12
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☐ Large Accelerated Filer	☒ Accelerated Filer

☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(do not check if a smaller reporting company)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 1, 2008, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007*

ASSETS

CURRENT ASSETS
Cash	$470,034	$9,182,533
Accounts receivable
Trade related party	8,557,691	5,711,848
Trade	867,024	876,510
Other	208,606	1,005,132
Inventory	27,307,318	16,977,162
Prepaid expenses	229,511	103,678
Investment in commodities contracts	2,615,761	1,216,724

Total current assets	40,255,945	35,073,587

PROPERTY AND EQUIPMENT
Land improvements	7,090,574	7,090,574
Equipment	70,947,230	71,186,213
Buildings	15,379,448	15,379,448
	93,417,252	93,656,235
Less accumulated depreciation	(16,791,295)	(15,515,208)

Net property and equipment	76,625,957	78,141,027

OTHER ASSETS
Financing costs, net of amortization of $68,599 and $51,194 as of March 31, 2008 and December 31, 2007	258,320	265,491
Assets held for sale	100,000	100,000

Total other assets	358,320	365,491

	$117,240,222	$113,580,105

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$2,984,166	$—
Accounts payable - trade	2,642,237	1,974,139
Accounts payable - corn	4,635,242	5,281,356
Accounts payable - related party	368,212	348,008
Other accrued liabilities	691,321	523,421
Accrued interest	3,811	3,750
Distribution payable - Northern Growers	—	1,518,840
Notes payable	30,000	5,000
Current portion of notes payable	5,717,089	5,695,078

Total current liabilities	17,072,078	15,349,592

LONG-TERM LIABILITIES
Derivative financial instruments	1,717,481	900,826
Long-term notes payable	46,377,533	45,894,139

Total long-term liabilities	48,095,014	46,794,965

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST	11,795,984	11,631,149

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(1,325,207)	(695,076)
Retained earnings	28,880,453	27,777,575

Total members’ equity	40,277,146	39,804,399

	$117,240,222	$113,580,105

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
REVENUES
Sales related party	$35,085,576	$26,955,966
Sales	8,226,179	5,104,233
Incentive	62,262	133,333
Total revenues	43,374,017	32,193,532

COST OF REVENUES	40,064,851	23,102,391

GROSS PROFIT	3,309,166	9,091,141

EXPENSES
General and administrative	903,372	1,400,751
Total operating expenses	903,372	1,400,751

INCOME FROM OPERATIONS	2,405,794	7,690,390

OTHER INCOME (EXPENSES)
Interest income	21,985	105,689
Interest expense	(975,417)	(301,291)
Other	1,875	29,871
Total other income (expenses)	(951,557)	(165,731)

INCOME BEFORE MINORITY INTEREST	1,454,237	7,524,659

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(351,359)	(1,745,148)

NET INCOME	1,102,878	5,779,511

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge (loss)	(630,131)	(27,433)
Total other comprehensive income (loss)	(630,131)	(27,433)

COMPREHENSIVE INCOME	$472,747	$5,752,078

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.022	$0.114

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$0.127

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.030	$0.134

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,102,878	$5,779,511
Changes to net income not affecting cash
Depreciation	1,276,088	811,204
Amortization of loan fees	17,405	7,752
Minority interest in subsidiary’s earnings	351,359	1,745,148
Decrease (increase) in current assets
Accounts receivable
Related party	(2,845,843)	910,288
Trade	9,486	196,135
Other	103,733	108,427
Inventory	(10,330,156)	5,059,951
Prepaid expenses	(125,833)	(249,243)
Investment in commodity contracts	(1,399,037)	(1,400,028)
Increase (decrease) in current liabilities
Accounts payable
Trade	668,098	285,957
Corn	(646,114)	(780,321)
Related party	20,204	431,777
Accrued liabilities	167,900	(17,155)
Accrued interest	61	15,771

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(11,629,771)	12,905,174

INVESTING ACTIVITIES
Purchase of property and equipment	(53,695)	(6,795,941)
Cash paid for capitalized construction interest	—	(462,388)
Tax refund on construction	985,470	262,313

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	931,775	(6,996,016)

FINANCING ACTIVITIES
Short-term notes payable issued	25,000	—
Long-term notes payable issued	1,918,771	6,697,318
Principal paid on long-term notes payable	(1,413,366)	(497,681)
Distributions paid - Northern Growers	(1,518,840)	(6,787,696)
Distributions paid - minority member	—	(2,512,400)
Cash paid for financing costs	(10,234)	(925)
Checks in excess of bank balances	2,984,166	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,985,497	(3,101,384)

NET INCREASE (DECREASE) IN CASH	(8,712,499)	2,807,774

CASH AT BEGINNING OF PERIOD	9,182,533	9,925,200

CASH AT END OF PERIOD	$470,034	$12,732,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$975,356	$745,908

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$—	$3,436,884
Accounts receivable for tax refund on construction	$139,162	$424,871
Distributions payable	$—	$8,500,039

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (“the plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET™ Biorefining – Big Stone) (“POET™ Biorefining – Big Stone”), and own a 77.16% interest in POET™ Biorefining – Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET™ Biorefining – Big Stone on a consolidated basis.  On June 26, 2002, the Company began grinding corn and on July 5, 2002, the Company commenced its principal operations at a 40 million gallon nameplate capacity.  On May 14, 2007, the Company completed its expansion to a 75 million gallon nameplate capacity. The Company sells ethanol and related products primarily in the United States.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

These financial statements and notes included in this Form 10-Q report should be read in conjunction with the company’s 2007 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.

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

The Company has recorded an increase (decrease) to cost of revenues of $6,134,963 and ($2,320,028) related to our derivative contracts for the three months ended March 31, 2008 and 2007, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

Interest Rate Swap Agreements

During 2007 and 2006 the Company entered into interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements, which both expire August 31, 2014, are accounted for as cash flow hedges under SFAS No. 133, as amended.  Under the terms of the swap agreements, the Company’s net payment is a fixed interest rate on the notional amount in exchange for receiving a variable rate based on one month LIBOR. The swap transactions qualify for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the two interest rate swap agreements was $23,512,500 and $24,131,250 as of March 31, 2008 and December 31, 2007, respectively.  A derivative liability to record the fair value of the swap of $1,717,481 and $900,826 has been recorded, with a corresponding entry of $630,131 and $550,734 to accumulated other comprehensive loss to the members’ equity section of the balance sheet and a decrease of $186,524 and $163,023 to minority interest for the periods ended March 31, 2008 and December 31, 2007, respectively.

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of March 31, 2008 and December 31, 2007, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 except as noted below, and it did not have a material impact on its financial position and results of operations.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect,

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

NOTE 3 -       FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Consolidated Balance Sheet	Fair Value	Fair Value Measurement Using
	March 31, 2008	March 31, 2008	Level 1	Level 2	Level 3
Corn purchase contracts	$10,997,385	$10,997,385		$10,997,385
Investment in commodity contracts	$2,615,761	$2,615,761	$2,615,761
Derivative financial instruments	$(1,717,481)	$(1,717,481)		$(1,717,481)

The Company’s corn purchase contracts consist of forward purchase commitments and are included in inventory. The fair value for there financial agreements was determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets, and is designated as Level 2 within the valuation hierarchy. Investment in commodity contracts principally includes corn and natural gas futures and option contracts.  These contracts are primarily held with financial institutions, the fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and is designated as Level 1 within the valuation hierarchy.  Derivative financial instruments consists of interest rate swaps at fair value using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and is designated as Level 2 within the valuation hierarchy.

NOTE 4 -       INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2008	2007*

Finished goods	$2,817,369	$1,473,720
Raw materials	21,781,760	12,983,539
Work-in-process	1,495,639	1,352,000
Spare parts inventory	1,212,550	1,167,903

	$27,307,318	$16,977,162

*Derived from audited financial statements

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -       NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at March 31, 2008 and December 31, 2007.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bears interest at 5.94% and matures May 1, 2008 to coincide with the maturity of a three-month Certificate of Deposit.  The balance of this note was $25,000 and $0 at March 31, 2008 and December 31, 2007, respectively.

On August 28, 2006, POET™ Biorefining - Big Stone and US Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3.0 million and $5.0 million revolving notes into one note.  On September 21, 2007, an amendment to the loan agreement became effective.  The purpose of the amendment was to finance the purchase and construction of additional grain storage bins and equipment ($4,300,000) and obtain a $9,000,000 short-term revolving loan. Under the amended and restated loan agreement and the September 21, 2007 amendment, POET™ Biorefining – Big Stone is subject to six notes:  Note #174, a $3.9 million variable-rate, non-revolving note;  Note #158, a $15.8 million fixed-rate note; Note #91, an $8 million variable-rate, revolving long term note; Note #190, a $33 million construction note; Note #232, a $4.3 million variable-rate note; and Note #216, a $9 million variable-rate, revolving short-term note.

Note #174, the $3.9 million variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 5.25% at March 31, 2008. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15.8 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1.2 million fixed rate note, was retired on April 30, 2007.

Note #91, the $8.0 million variable rate, revolving note, permits POET™ Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (5.25% at March 31, 2008). Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.  $6,081,229 and $8,000,000 was available at March 31, 2008 and December 31, 2007, respectively.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($23,512,500 as of March 31, 2008) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (5.453% at March 31, 2008).

Note #232, the $4.3 million note, is subject to a variable rate of LIBOR plus 3.00% (6.119% at March 31, 2008), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note #216, the $9 million short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (6.119% at March 31, 2008).  The loan is subject to a quarterly unused commitment fee of .0250%. The total unpaid principal balance is due at maturity, or July 30, 2008.  $9 million was available at March 31, 2008 and December 31, 2007.

POET™ Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at March 31, 2008.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

Long-term notes payable with the Bank consisted of the following:

	March 31, 2008	December 31, 2007*
	(Unaudited)

Note #174	$2,730,000	$2,827,500
Note #158	12,103,851	12,440,717
Note #190	31,350,000	32,175,000
Note #232	3,992,000	4,146,000
Note #91	1,918,771	—

	52,094,622	51,589,217
Less current portion	(5,717,089)	(5,695,078)

	$46,377,533	$45,894,139

*Derived from audited financial statements.

Minimum principal payments, through the maturity of the long-term notes, are estimated as follows:

Twelve Months Ending March 31,	Amount

2009	$5,717,089
2010	5,809,294
2011	5,907,523
2012	13,063,945
2013	3,916,000
2013 to August 31, 2014	17,680,771

$52,094,622

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

Due to the name change of Broin Companies, LLC (“Broin”) to POET™, LLC in early 2007 and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations and marketing are now with newly named entities containing POET™. All of the newly named POET™-related entities are the same Broin-related entities that existed prior to the Broin to POET™ name change.  Broin Investments I, LLC, the minority member of POET™ Biorefining – Big Stone, has not changed its name, yet is still a related party to all POET™-named companies listed here.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. Agreements with the minority member, or parties related to the minority member through common ownership, are as follows:

Expansion Construction Agreement – The Company entered into a Design/Build Agreement with POET™ Design and Construction, Inc. (formerly known as Broin & Associates, Inc.) on October 25, 2005. The purpose of this agreement was to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology. The final cost of construction and improvements for both projects was $42.3 million, with all construction complete and final payments made at December 31, 2007.

Additional Corn Storage Construction Agreement – The Company entered into a Design/Build Agreement with POET™ Design and Construction, Inc. on April 3, 2007.  The purpose of this agreement was to expand the corn storage capacity at the plant.  The final cost of construction and improvements for this project was $4.2 million, with all construction complete and final payments made at December 31, 2007.

Ethanol Marketing Agreement – The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET™ Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  The Company has sales commitments with POET™ Ethanol Products of approximately 17 million gallons over the next nine months, of which 8 million gallons are contracted at a variable price and 9 million gallons are contracted at a fixed sales price ranging from $1.65 to $2.43 per gallon. The Company purchases all of its denaturant through POET™ Ethanol Products.

Management Agreement – On April 20, 2005, the Company renewed its agreement with POET™ Plant Management, LLC (formerly known as Broin Management, LLC) for the management and operation of the plant. The original agreement was executed on November 2, 2000 and remained in effect until July 1, 2005. The term of the new management agreement, as amended, continues through June 30, 2015.  In exchange for these services, POET™ Plant Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus based on a percentage of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to POET™ Plant Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the plant.

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

Distillers Grains Marketing Agreement – The Company has an agreement with POET™ Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains. The agreement commenced March 8, 2002, with a current expiration date of March 8, 2012, renewing for five-year terms unless terminated by either party with 90 days notice prior to expiration.  The agreement provides for an agency relationship in that POET™ Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.  The Company has entered into forward contracts to sell approximately 36,000 tons of various distiller grains at an average fixed price of approximately $170 per ton as of March 31, 2008.

Agreements with unrelated parties are as follows:

Property Lease – The Company has a 99 year property lease (an operating lease) with Big Stone-Grant Industrial Development and Transportation, LLC. In 2001, rent was $2,400 annually through May 1, 2006,  after which it increased by 5% through 2011. Beginning on May 1, 2006, and every five years thereafter, rent is increased 5% over the immediately preceding five-year period.

Steam – The Company has an agreement with the co-owners of the Big Stone Plant (“Big Stone Plant”), Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service, for the use of steam in the ethanol production process.  The rate for a minimum amount is set at a base rate, adjusted annually for changes in the cost of energy. As of January 17, 2008, steam volumes that exceed the contract minimums are billed on a market-based price from Big Stone Plant. The agreement commenced on June 1, 2002 and has a term of ten years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date.

Minimum payments related to the above agreements are summarized in the following table:

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
March 31,	Agreements	Agreements	Agreements	Total

2009	$2,520	$566,849	$217,080	$786,449
2010	2,520	566,849	217,080	786,449
2011	2,520	566,849	217,080	786,449
2012	2,636	566,849	217,080	786,565
2013	2,646	491,045	36,180	529,871
2014-2100	365,022	1,104,851	—	1,469,873

	$377,864	$3,863,292	$904,500	$5,145,656

Corn Delivery – On August 9, 2005, POET™ Biorefining - Big Stone agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’ members are no longer obligated to deliver corn to the plant. Instead, the plant purchases all of its corn from local corn producers and the open market.

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $645,596 and $750,000 for the program years ended June 30, 2008 and 2007, respectively. Incentive revenue of $62,262 and $133,333 was recorded for the three month periods ended March 31, 2008 and 2007, respectively, for this program.

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

NOTE 7 -       DISTRIBUTIONS

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

Item 2. Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three month period ended March 31, 2008, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2007. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Since 2004, federal and state government incentive programs are an immaterial source of revenue and income. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market, in particular, puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas, although our plant’s use of natural gas is offset by the use of steam supplied from the adjacent power plant, Big Stone Plant. The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $4.7 million from the three months ended March 31, 2007 to the three months ended March 31, 2008.  Despite a 35 million gallon increase in our plant’s name-plate production capacity between quarters, which occurred after the completion of our plant’s expansion in May 2007, net income decreased between periods because of a significant increase in corn costs and flat ethanol prices. Corn costs were primarily affected by a 46% increase in the market price of corn between quarters. Corn prices increased because of increases in demand for grain from global markets, increased demand for corn from new and expanding ethanol plants in the U.S., increased investments by commodity index funds into grain futures, low corn carryout from 2007, and a less than favorable spring planting forecast from the USDA.  Ethanol prices, on the other hand, decreased between quarters due primarily to an increase in supply from newly constructed and expanding plants.

We expect the downward trend in net income to continue through 2008 and into 2009. Accordingly, cash distributions to our members are expected to be curtailed during this time as we preserve cash to fund operations.  The primary driving forces of these trends are the high price of corn and flat ethanol prices. The price of corn is expected to remain at or above its current levels ($6.18 per bushel as of May 9, 2008 on the CBOT) through 2008 due to several factors including increases in demand for grain from global markets, increased demand for corn from new and expanding ethanol plants in the U.S., investments by commodity index funds into grain futures and low corn carryout from 2007.  At the same time, the price of ethanol ($2.60 per gallon as of May 9, 2008 on the CBOT) is not expected to increase due to excess supply. Currently, 147 ethanol biorefineries nationwide have a capacity to produce more than 8.5 billion gallons annually.  Another 61 biorefineries are under construction or expanding, which will add more than 5.0 billion gallons of new production capacity in the next 12 to 18 months. Demand for ethanol during this period, however, is expected to remain sluggish, as the opening of new markets for ethanol, especially in the East and Southeast, grows slowly.  While our outlook for ethanol in 2008 is less than favorable, we are optimistic that the market for distillers grains will offset in part the results from ethanol. Revenue from the sale of distillers grains is expected to be favorable through 2008 as prices continue to remain strong due to the high price of competing feed products such as corn and soybean meal.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31,
	2008		2007
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	35,085,576	81%	26,955,966	84%
Distillers Grains	8,226,179	19%	5,104,233	16%
Incentive	62,262	0%	133,333	0%
Total	43,374,017	100%	32,193,532	100%

Cost of Revenues	40,064,851	92%	23,102,391	72%

General and Administrative Expenses	903,372	2%	1,400,751	4%

Other Operating Income (Expense)	(951,557)	(2)%	(165,731)	(1)%

Minority Interest	(351,359)	(1)%	(1,745,148)	(5)%

Net Income	1,102,878	3%	5,779,511	18%

Revenues - Revenue increased $11.2 million, or 35%, to $43.4 million for the three months ended March 31, 2008 from $32.2 million for the three months ended March 31, 2007. Revenues increased due to an increase in sales of ethanol and distillers grains.

Revenue from the sale of ethanol increased $8.1 million, or 30%, to $35.1 million for the three months ended March 31, 2008 from $27.0 million for the three months ended March 31, 2007. The increase is primarily driven by a 48% increase in sales volume between periods, offset by a 12% decrease in the average sales price per gallon.  Sales increased following a 57% increase in production volume following the completion of our plant expansion in May 2007. Ethanol prices, in contrast, decreased between periods due to an excess of ethanol supply in the market.

Revenue from the sale of distillers grains increased $3.1 million, or 61%, to $8.2 million for the three months ended March 31, 2008 from $5.1 million for the three months ended March 31, 2007.  The increase is primarily driven by an increase in sales volume and an increase in sales price per ton.  Similar to ethanol, sales of distillers grains increased due to an increase in production volume following our plant expansion. Unlike ethanol, however, the price of distillers grains increased 22% between periods because of increased demand from livestock producers.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $17.0 million, or 73%, to $40.1 million for the three months March 31, 2008 from $23.1 million for the three months ended March 31, 2007. The primary reasons for the increase are an increase in production costs, corn costs, and energy costs.  Production, corn and energy costs were all impacted by a 57% increase in production volume between periods due to our plant’s expansion from a 45 million gallon name-plate production capacity facility to a 75 million gallon name-plate facility.

Aside from the increase in production volume, corn and energy costs rose due to other factors. Corn costs per bushel, including gains and losses from our risk management strategy, rose 26% between periods. The primary reason for this increase is a 46% increase in the market price of corn, which resulted from strong demand from the ever-growing ethanol industry, lower than projected corn carryout from 2007 and increased demand for grain globally.

Energy costs per gallon rose 24% between periods primarily due to an increase in natural gas and steam prices.  Steam costs per MMBtu increased 43% between periods because of a change in our contract terms with Big Stone Plant.  Effective January 17, 2008, Big Stone Plant charges us a market-based price for the use of steam that exceeds our contract minimum. Similarly, natural gas costs per MMBtu increased 15% between periods due to increased demand and declining inventories nationwide, and rising crude oil prices.

General and Administrative Expenses - General and administrative expenses decreased $500,000, or 36%, to $900,000 for the three months ended March 31, 2008 from $1.4 million for the three months ended March 31, 2007. The decrease is primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are based.

Other Income (Expenses) - Interest expense increased $670,000, or 224%, to $970,000 for the three months ended March 31, 2008 from $300,000 for the three months ended March 31, 2007.  The increase is primarily due to expensing interest on the $33 million note in 2008, compared to capitalizing interest on the same note in 2007.

Net Income - Net income decreased $4.7 million, or 81%, to $1.1 million for the three months ended March 31, 2008 from $5.8 million for the three months ended March 31, 2007. This change is caused primarily by an increase in cost of revenues, offset by an increase in revenues from the sale of ethanol and distillers grains due to our plant’s expansion.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital, which includes the amount that may be borrowed under the $8.0 million revolving note, is $29.3 million as of March 31, 2008, compared to $27.7 million as of March 31, 2007. Although we experienced a significant decrease in net income between periods, we believe that cash flows from operations and our revolving debt facilities will be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.  Greater reliance on our revolving debt to fund operations, however, may be more necessary due to current and projected market conditions.

The following table shows the cash flows between the three months ended March 31, 2008 and the three months ended March 31, 2007:

	Three Months Ended March 31,
	2008	2007
	$	$
Net cash provided by (used for) operating activities	(11,629,771)	12,905,174
Net cash provided by(used for) investing activities	931,775	(6,996,016)
Net cash provided by (used for) financing activities	1,985,497	(3,101,384)

Cash Flow From Operating Activities - Net cash flow from operating activities decreased $24.5 million between periods, due principally to a decrease in cash provided by net income between periods and a significant increase in inventory. Inventory increased because of the 46% increase in the market value of corn.

Cash Flow From Investing Activities - Net cash flow from investing activities increased $7.9 million between periods due to a decrease in purchases of property and equipment from the first quarter of 2007 to the first quarter of 2008, and the receipt of a sales and excise tax refund from the State of South Dakota during the first quarter of 2008.  Compared to 2007, we purchased significantly less property and equipment in 2008 because we completed construction of our plant’s expansion in May 2007. In 2008, we also received from the State of South Dakota a tax refund of $985,000 for sales and excise taxes that we paid for construction on the plant in 2007.

Cash Flow From Financing Activities - Net cash from financing activities increased $5.1 million between periods due primarily to a $7.8 million decrease in distributions paid to members from 2007 to 2008, offset by a $4.8 million decrease in advances on our long term notes. Advances decreased between periods primarily because after the completion of our plant expansion in 2007, we no longer drew down on the $33 million construction note in 2008.  The $1.9 million in long-term notes payable issued for the three months ended March 31, 2008 resulted from a draw against the $8 million revolving note.

Indebtedness

We have six notes and loans outstanding under our current loan agreement with our lender, US Bank: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The principal purpose of this revolver is to cover our costs of non-corn related items. For the three months ended March 31, 2008, the principal balance outstanding is $1.9 million, which we used to cover various operating expenses.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a time of tightened margins. As of March 31, 2008, the principal balance outstanding is $0.

The $33 million term note, which was converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($15.7 million and $7.8 million as of March 31, 2008) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-

month LIBOR plus 2.75%, adjusted and due monthly (5.453% at March 31, 2008). A principal payment of $825,000 is due quarterly on the note, which commenced on November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $12.1 million as of March 31, 2008. We made principal payments of $337,000 on this note during the three months ended March 31, 2008.

The principal balance outstanding on the $3.9 million variable rate (5.25%) non-revolving loan is $2.73 million as of March 31, 2008.  We made principal payments of $97,500 on this note during the three months ended March 31, 2008.

The principal balance outstanding on the $4.3 million variable rate note (6.119% at March 31, 2008) is $3.99 million. We made principal payments of $154,000 on this note during the three months ended March 31, 2008.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to the following material conditions and covenants:  1) a capital expenditure limitation not exceeding $1 million in any calendar year; 2) a cash distribution limitation to members not exceeding 80% of net income annually; 3) a minimum working capital of $10 million; and 4) a fixed charge coverage ratio of 1.15:1 as of the last day of any fiscal quarter for the four consecutive fiscal quarters ending on that date.  We were in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of March 31, 2008 and the date of this filing.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effective provisions of SFAS 157 are included in Note 3, “Fair Value Measurements,” to the consolidated financial statements included in this Form 10-Q. The adoptions of SFAS 157 did not and is not expected to have a material impact on our financial position and results of operations.

Relative to SFAS 157, FASB issued FASB Staff Position (FSP) 157-1 and 157-2. FSP-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases (SFAS 13)

and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We are evaluating the effect, if any, that this amendment will have on our results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. We are evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position, and the related disclosures.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, we believe that the adoption of this standard will have no impact on our financial position, results of operations or cash flows.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the March 31, 2008 and December 31, 2007 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Gains and losses on futures and options contracts used as economic hedges of corn inventory, as well as on forward cash corn and basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for corn futures on the Chicago Board of Trade. Corn inventories are marked to net realizable value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts, are offset by gains or losses on inventories during the same accounting period.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of March 31, 2008 and March 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2008	$40,017,662	$4,001,766
March 31, 2007	$23,999,753	$2,399,975

Interest Rate Risk

  Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $16.48 million in variable rate, long-term debt outstanding as of March 31, 2008, or approximately 32% of our total indebtedness. The interest rate on $4.65 million of the variable rate, long-term debt is US Bank’s prime rate, which was 5.25% as of March 31, 2008.  $3.99 million of the variable rate debt was subject to an interest rate of 6.119% at March 31, 2008.  The variable rate on the $7.84 million portion of the term note is 5.453% (One-Month LIBOR plus 2.75%) as of March 31, 2008. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the term note.

  In order to achieve a fixed interest rate on a portion of our $33.0 term note, we entered into an interest rate swap agreement with US Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($15.7 million and $7.8 million, respectively as of December 31, 2007). The remaining amount, $7.8 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
Dated: May 12, 2008
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