Form 10-Q
period 2008-06-30
NORTHERN GROWERS LLC
filed 2008-08-11
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 1, 2008, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007*

ASSETS

CURRENT ASSETS
Cash	$387,543	$9,182,533
Accounts receivable
Trade related party	10,032,281	5,711,848
Trade	950,747	876,510
Other	264,921	1,005,132
Inventory	31,932,353	16,977,162
Prepaid expenses	186,023	103,678
Investment in commodities contracts	5,512,097	1,216,724

Total current assets	49,265,965	35,073,587

PROPERTY AND EQUIPMENT
Land improvements	7,107,452	7,090,574
Equipment	71,143,447	71,186,213
Buildings	15,379,448	15,379,448
	93,630,347	93,656,235
Less accumulated depreciation	(18,063,925)	(15,515,208)

Net property and equipment	75,566,422	78,141,027

OTHER ASSETS
Financing costs, net of amortization of $86,923 and $51,194 as of June 30, 2008 and December 31, 2007	239,996	265,491
Assets held for sale	100,000	100,000

Total other assets	339,996	365,491

	$125,172,383	$113,580,105

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$1,116,987	$—
Accounts payable - trade	2,815,746	1,974,139
Accounts payable - corn	5,772,367	5,281,356
Accounts payable - related party	392,694	348,008
Other accrued liabilities	520,019	523,421
Accrued interest	9,240	3,750
Distribution payable - Northern Growers	—	1,518,840
Notes payable	1,964,551	5,000
Current portion of notes payable	5,739,456	5,695,078

Total current liabilities	18,331,060	15,349,592

LONG-TERM LIABILITIES
Derivative financial instruments	840,340	900,826
Long-term notes payable	51,017,597	45,894,139

Total long-term liabilities	51,857,937	46,794,965

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST	12,470,376	11,631,149

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(648,405)	(695,076)
Retained earnings	30,439,515	27,777,575

Total members’ equity	42,513,010	39,804,399

	$125,172,383	$113,580,105

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES
Sales related party	$37,628,517	$30,570,215	$72,714,093	$57,526,181
Sales	8,064,941	4,290,222	16,291,120	9,394,455
Incentive	83,333	116,667	145,595	250,000
Total revenues	45,776,791	34,977,104	89,150,808	67,170,636

COST OF REVENUES	41,833,837	30,627,607	81,898,688	53,729,998

GROSS PROFIT	3,942,954	4,349,497	7,252,120	13,440,638

EXPENSES
General and administrative	1,014,863	1,028,771	1,918,235	2,429,522
Total operating expenses	1,014,863	1,028,771	1,918,235	2,429,522

INCOME FROM OPERATIONS	2,928,091	3,320,726	5,333,885	11,011,116

OTHER INCOME (EXPENSES)
Interest income	6,252	122,034	28,237	227,723
Interest expense	(885,254)	(716,805)	(1,860,671)	(1,018,096)
Other	(15,974)	6,588	(14,099)	36,459
Total other income (expenses)	(894,976)	(588,183)	(1,846,533)	(753,914)

INCOME BEFORE MINORITY INTEREST	2,033,115	2,732,543	3,487,352	10,257,202

MINORITY INTEREST IN SUBSIDIARY (INCOME)	(474,053)	(633,687)	(825,412)	(2,378,835)

NET INCOME	1,559,062	2,098,856	2,661,940	7,878,367

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss)	676,802	252,448	46,671	225,015
Total other comprehensive income (loss)	676,802	252,448	46,671	225,015

COMPREHENSIVE INCOME	$2,235,864	$2,351,304	$2,708,611	$8,103,382

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.031	$0.041	$0.053	$0.156

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$0.081	$—	$0.208

DISTRIBUTIONS PER CAPITAL UNIT PAID	$—	$0.127	$0.030	$0.261

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$2,661,940	$7,878,367
Changes to net income not affecting cash
Depreciation	2,548,718	1,889,981
Amortization of loan fees	35,729	15,531
Minority interest in subsidiary’s earnings	825,412	2,378,835
Decrease (increase) in current assets
Accounts receivable
Related party	(4,320,433)	(1,759,068)
Trade	(74,237)	(42,065)
Other	82,115	82,906
Inventory	(14,955,191)	10,026,404
Prepaid expenses	(82,345)	(245,664)
Investment in commodity contracts	(4,295,373)	630,474
Increase (decrease) in current liabilities
Accounts payable
Trade	841,607	1,041,182
Corn	491,011	142,111
Related party	44,686	(463,958)
Accrued liabilities	(3,402)	(127,520)
Accrued interest	5,490	8,811

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(16,194,273)	21,456,327

INVESTING ACTIVITIES
Purchase of property and equipment	(301,487)	(13,945,030)
Cash paid for capitalized construction interest	—	(653,413)
Tax refund on construction	985,470	262,313

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	683,983	(14,336,130)

FINANCING ACTIVITIES
Short-term notes payable issued	25,000	—
Payment on short-term notes payable	(25,000)	—
Net proceeds on revolving short-term note	1,959,551	—
Long-term notes payable issued	8,000,000	12,406,840
Principal paid on long-term notes payable	(2,832,164)	(1,000,657)
Distributions paid - Northern Growers	(1,518,840)	(13,232,135)
Distributions paid - minority member	—	(4,568,000)
Cash paid for financing costs	(10,234)	(1,850)
Checks in excess of bank balances	1,116,987	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	6,715,300	(6,395,802)

NET INCREASE (DECREASE) IN CASH	(8,794,990)	724,395

CASH AT BEGINNING OF PERIOD	9,182,533	9,925,200

CASH AT END OF PERIOD	$387,543	$10,649,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,854,998	$1,654,410

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$—	$1,855,110
Accounts receivable for tax refund on construction	$173,859	$424,871
Distributions payable	$—	$5,299,744

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

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

The Company has recorded an increase (decrease) to cost of revenues of $13,738,153 and ($1,654,526) related to our derivative contracts for the six months ended June 30, 2008 and 2007, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

Interest Rate Swap Agreements

During 2007 and 2006 the Company entered into interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements, which both expire August 31, 2014, are accounted for as cash flow hedges under SFAS No. 133, as amended.  Under the terms of the swap agreements, the Company’s net payment is a fixed interest rate on the notional amount in exchange for receiving a variable rate based on one month LIBOR. The swap transactions qualify for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the two interest rate swap agreements was $22,893,750 and $24,131,250 as of June 30, 2008 and December 31, 2007, respectively.  A derivative liability to record the fair value of the swap of $840,340 and $900,826 has been recorded, with a corresponding entry of $46,671 to other comprehensive income and $550,734 to other comprehensive loss on the members’ equity section of the balance sheet and an increase of $13,815 and a decrease of $163,023 to minority interest for the periods ended June 30, 2008 and December 31, 2007, respectively.

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of June 30, 2008 and December 31, 2007, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

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

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include assets held for sale, corn inventory, ethanol inventory and distillers grains inventory carried at net realizable value.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS 69 is directed to the auditor rather than the entity. SFAS 162 addresses this issue by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.   The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first six months of 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Consolidated Balance Sheet	Fair Value	Fair Value Measurement Using
	June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3
Corn purchase contracts	$18,150,128	$18,150,128		$18,150,128
Investment in commodity contracts	$5,512,097	$5,512,097	$5,512,097
Derivative financial instruments	$(840,340)	$(840,340)		$(840,340)

The Company’s corn purchase contracts consist of forward purchase commitments and are included in inventory. The fair value for these financial agreements were determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets, and are designated as Level 2 within the valuation hierarchy. Investment in commodity contracts principally includes corn and natural gas futures and option contracts.  The fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and are designated as Level 1 within the valuation hierarchy.  Derivative financial instruments consists of interest rate swaps at fair value using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -       INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2008	2007*

Finished goods	$3,247,049	$1,473,720
Raw materials	25,723,339	12,983,539
Work-in-process	1,776,919	1,352,000
Spare parts inventory	1,185,046	1,167,903

	$31,932,353	$16,977,162

*Derived from audited financial statements

NOTE 5 -       NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at June 30, 2008 and December 31, 2007.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bore interest at 5.94% and matured May 1, 2008 and was paid in full.  The balance of this note was $0 at June 30, 2008 and December 31, 2007.

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

Note #174, the $3.9 million variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 5.0% at June 30, 2008. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note #91, the $8.0 million variable rate, revolving note, permits POET™ Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (5.0% at June 30, 2008). Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.  The amount available on this note was $0 and $8,000,000 at June 30, 2008 and December 31, 2007, respectively.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($22,893,750 as of June 30, 2008) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (5.232% at June 30, 2008).

Note #232, the $4.3 million note, is subject to a variable rate of LIBOR plus 3.00% (5.459% at June 30, 2008), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9 million short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (5.459% at June 30, 2008).  The loan is subject to a quarterly unused commitment fee of .0250%. The total unpaid principal balance is due at maturity, or July 30, 2008.  $7,040,449 and $9,000,000 was available at June 30, 2008 and December 31, 2007, respectively.

POET™ Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at June 30, 2008.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-term notes payable with the Bank consisted of the following:

	June 30, 2008	December 31, 2007*
	(Unaudited)

Note #174	$2,632,500	$2,827,500
Note #158	11,761,553	12,440,717
Note #190	30,525,000	32,175,000
Note #232	3,838,000	4,146,000
Note #91	8,000,000	—

	56,757,053	51,589,217
Less current portion	(5,739,456)	(5,695,078)

	$51,017,597	$45,894,139

*Derived from audited financial statements.

Minimum principal payments, through the maturity of the long-term notes, are estimated as follows:

Twelve Months Ending June 30,	Amount

2009	$5,739,456
2010	5,833,122
2011	5,932,908
2012	12,552,567
2013	3,916,000
July 1, 2013 to August 31, 2014	22,783,000

$56,757,053

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

Expansion Construction AgreementU – The Company entered into a Design/Build Agreement with POET™ Design and Construction, Inc. (formerly known as Broin & Associates, Inc.) on October 25, 2005. The purpose of this agreement was to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology. The final cost of construction and improvements for both projects was $42.3 million, with all construction complete and final payments made at December 31, 2007.

Additional Corn Storage Construction AgreementU – The Company entered into a Design/Build Agreement with POET™ Design and Construction, Inc. on April 3, 2007.  The purpose of this agreement was to expand the corn storage capacity at the plant.  The final cost of construction and improvements for this project was $4.2 million, with all construction complete and final payments made at December 31, 2007.

Ethanol Marketing Agreement – The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET™ Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  The Company has sales commitments with POET™ Ethanol Products of approximately 14 million gallons over the next six months, of which 11 million gallons are contracted at a variable price and 3 million gallons are contracted at a fixed sales price ranging from $1.65 to $2.45 per gallon. The Company purchases all of its denaturant through POET™ Ethanol Products.

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

Distillers Grains Marketing Agreement – The Company has an agreement with POET™ Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains. The agreement commenced March 8, 2002, with a current expiration date of March 8, 2012, renewing for five-year terms unless terminated by either party with 90 days notice prior to expiration.  The agreement provides for an agency relationship in that POET™ Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.  The Company has entered into forward contracts to sell approximately 33,000 tons of various distiller grains at an average fixed price of approximately $188 per ton as of June 30, 2008.

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

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
June 30,	Agreements	Agreements	Agreements	Total

2009	$2,520	$566,849	$217,080	$786,449
2010	2,520	566,849	217,080	786,449
2011	2,541	566,849	217,080	786,470
2012	2,646	547,898	198,990	749,534
2013	2,646	491,045	–	493,691
2014-2100	364,361	982,089	—	1,346,450
	$377,234	$3,721,579	$850,230	$4,949,043

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $645,596 and $750,000 for the program years ended June 30, 2008 and 2007, respectively. Incentive revenue of $145,595 and $250,000 was recorded for the six month periods ended June 30, 2008 and 2007, respectively, for this program.

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

NOTE 9 -       SUBSEQUENT EVENTS

Note #216, the $9 million short-term note payable to US Bank, which was issued on September 21, 2007, matured and was renewed on July 30, 2008.  The principal balance of this note was $0 at July 30, 2008.  This note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  The total unpaid principal balance is due at maturity, or July 28, 2009.

Item 2. Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and six month period ended June 30, 2008, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2007. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Since 2004, federal and state government incentive programs are an immaterial source of revenue and income. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market, in particular, puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas, although our plant’s use of natural gas is offset by the use of steam supplied from the adjacent power plant, Big Stone Plant. The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $540,000 from the three months ended June 30, 2007 to the three months ended June 30, 2008, and by approximately $5.2 million for the six months ended June 30, 2007 to June 30, 2008.  Despite a 35 million gallon increase in our plant’s name-plate production capacity between periods, which occurred after the completion of our plant’s expansion in May 2007, net income decreased between periods because corn costs increased significantly and offset a modest rise in ethanol prices. Corn costs were primarily affected by a 40% and 41% increase in the market price of corn between the three and six month periods, respectively, with prices increasing due to increases in demand for grain from global markets, increased speculation in the commodity markets, low corn carryout from 2007, and flooding in the Upper Midwest during June 2008. A 3% rise in ethanol prices between quarters slightly offset the increase in corn costs, with ethanol prices rising mainly due a rise in corn prices.

We expect the downward trend in net income to continue through 2008 and into 2009. Accordingly, cash distributions to our members may be curtailed during this time as we preserve cash to fund operations.  The primary driving force of this trend is the continued volatility of the price of corn. The market price of corn is expected to remain volatile ($5.65 per bushel as of August 1, 2008 on the CBOT) through 2008 due to several factors, including increased demand for grain from global markets, increased demand for corn from new and expanding ethanol plants in the U.S., commodity speculation, and low corn carryout from 2007.  While our risk management program is expected to offer some protection against rising prices, it may not provide full protection. At the same time, the price of ethanol ($2.39 per gallon as of August 1, 2008 on the CBOT) is expected to remain volatile due to excess supply. Currently, 134 ethanol biorefineries in the U.S. have a capacity to produce more than 7.2 billion gallons annually.  Another 77 biorefineries are under construction or expanding, which are expected to add more than 6.2 billion gallons of new production capacity in the next 6 to 12 months. Further, demand for ethanol during this period is expected to remain sluggish as the opening of new markets for ethanol, especially in the East and Southeast, grows slowly.  Demand growth also may be affected by the increasingly negative press received in the U.S., with detractors asserting that ethanol is driving up the price of corn and food.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30,
	2008		2007
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	37,628,517	82%	30,570,215	88%
Distillers Grains	8,064,941	18%	4,290,222	12%
Incentive	83,333	0%	116,667	0%
Total	45,776,791	100%	34,977,104	100%

Cost of Revenues	41,833,837	91%	30,627,607	88%

General and Administrative Expenses	1,014,863	2%	1,028,771	3%

Other Operating Income (Expense)	(894,976)	(2)%	(588,183)	(2)%

Minority Interest	(474,053)	(1)%	(633,687)	(2)%

Net Income	1,559,062	3%	2,098,856	6%

Revenues - Revenue increased $10.8 million, or 31%, to $45.8 million for the three months ended June 30, 2008 from $35.0 million for the three months ended June 30, 2007. Revenues increased due to an increase in sales of ethanol and distiller grains.

Revenue from the sale of ethanol increased $7.0 million, or 23%, to $37.6 million for the three months ended June 30, 2008 from $30.6 million for the three months ended June 30, 2007. The increase is primarily driven by a 20% increase in sales volume between periods and a 3% increase in the average sales price per gallon.  Sales increased following a 17% increase in production volume which resulted from the completion of our plant’s expansion in May 2007. In addition, ethanol prices increased by 3% between periods as ethanol prices began tracking in part the price of corn.

Revenue from the sale of distillers grains increased $3.8 million, or 88%, to $8.1 million for the three months ended June 30, 2008 from $4.3 million for the three months ended June 30, 2007.  The increase is primarily driven by an 8% increase in sales volume and an 88% increase in sales price per ton.  Similar to ethanol, sales of distillers grains increased due to the increase in production volume following our plant’s expansion and an increase in price. The increase in price per ton is due to an increase in demand from livestock producers who increasingly switched to distillers grains as a source of feed due to the high price of corn.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $11.2 million, or 37%, to $41.8 million for the three months June 30, 2008 from $30.6 million for the three months ended June 30, 2007. The primary reasons for the increase are an increase in production costs, corn costs, and energy costs.  Production, corn and energy costs were all impacted by the 17% increase in production volume between periods due to our plant’s expansion.

Aside from the increase in production volume, corn and energy costs rose between periods due to other factors. Corn costs, which consists primarily of the market price of corn and, if applicable, any losses from our risk management strategies, rose 22% between periods. This increase is primarily due to a 40% increase in the market price of corn, which was adversely impacted from increased demand and decreased supply of grains globally, increased demand for corn from the ethanol industry, and flooding in the upper Midwest this past spring. Our risk management strategies, primarily consisting of the use of derivatives and market-to-arrive or forward contracts, had no material impact overall between quarters as $7.6 million in losses on derivative contracts were offset by $7.2 million in gains on our forward contracts. Gains on derivative and forward contracts are recognized as a decrease in corn costs, while losses are recognized as an increase in corn costs.

Energy costs per gallon rose 29% between periods, primarily due to the 17% increase in production volume and an increase in natural gas and steam costs per unit.  Natural gas costs per unit rose 45% between periods because, in contrast to previous periods when prices moved more in conjunction with supply and demand factors, natural gas prices between quarters began moving more in correlation with the dramatic rise in crude oil prices between periods. Steam costs per unit increased 22% between periods because of an increase in the price of steam charged by Big Stone Plant.

General and Administrative Expenses - General and administrative expenses remained relatively constant between periods.

Other Income (Expenses) - Interest expense increased $169,000, or 23%, to $885,000 for the three months ended June 30, 2008 from $716,000 for the three months ended June 30, 2007.  The increase is primarily due to an increase in interest expense on the expansion and revolving loans. With respect to the expansion loan, we capitalized interest on the expansion loan during the second quarter 2007, discontinuing the capitalization of interest and beginning to record as an expense in May of 2007. In addition, the interest rate decreased 0.221% from March 31, 2008 to June 30, 2008, which required us to pay more in interest to U.S. Bank on various swap transactions.  With respect to the revolving loans, as our cash position tightened between periods due to less favorable conditions in the corn and ethanol markets, we drew more down on both loans which required more interest to be paid on the outstanding balances.

Net Income - Net income decreased $540,000, or 26%, to $1.56 million for the three months ended June 30, 2008 from $2.10 million for the three months ended June 30, 2007. This change is caused primarily by an increase in cost of revenues, offset by an increase in revenues from the sale of ethanol and distillers grains resulting from our plant’s expansion.

Comparison of the six months ended June 30, 2008 and 2007

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30,
	2008		2007
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	72,714,093	82%	57,526,181	86%
Distillers Grains	16,291,120	18%	9,394,455	14%
Incentive	145,595	0%	250,000	0%
Total	89,150,808	100%	67,170,636	100%

Cost of Revenues	81,898,688	92%	53,729,998	80%

General and Administrative Expenses	1,918,235	2%	2,429,522	4%

Other Operating Income (Expense)	(1,846,533)	(2)%	(753,914)	(1)%

Minority Interest	(825,412)	(1)%	(2,378,835)	(4)%

Net Income	2,661,940	3%	7,878,367	12%

Revenues – Revenue increased $22.0 million, or 33%, to $89.2 million for the six months ended June 30, 2008 from $67.2 million for the six months ended June 30, 2007. Revenues increased due to an increase in sales of ethanol and distiller grains.

Revenue from the sale of ethanol increased $15.2 million, or 26%, to $72.7 million for the six months ended June 30, 2008 from $57.5 million for the six months ended June 30, 2007. The increase is primarily driven by a 33% increase in sales volume between periods, offset by a 5% decrease in the average sales price per gallon.  Sales increased following a 35% increase in production volume which resulted from the completion of our plant’s expansion in May 2007. Ethanol prices, in contrast, decreased between periods primarily due to excess ethanol supply in the market.

Revenue from the sale of distillers grains increased $6.9 million, or 73%, to $16.3 million for the six months ended June 30, 2008 from $9.4 million for the six months ended June 30, 2007.  The increase is primarily driven by a 15% increase in sales volume and a 51% increase in sales price per ton.  Similar to ethanol, sales of distillers grains increased due to the increase in production volume following our plant’s expansion and an increase in price per ton. The increase in price per ton is due to an increase in demand from livestock producers who increasingly switched to distillers grains as a source of feed due to the high price of corn.

Cost of Revenues – Cost of revenues, which includes production expenses, increased $28.2 million, or 52%, to $81.9 million for the six months June 30, 2008 from $53.7 million for the six months ended June 30, 2007. The primary reasons for the increase are an increase in production costs, corn costs, and energy costs.  Production, corn and energy costs were all impacted by the 35% increase in production volume between periods due to our plant’s expansion.

Aside from the increase in production volume, corn and energy costs rose between periods due to other factors. Corn costs, which consists primarily of the market price of corn and, if applicable, losses from our risk management or hedging strategies, rose 22% between periods. This increase is primarily due to a 41% increase in the market price of corn, which was adversely impacted from increased demand and decreased supply of grains globally, increased demand for corn from the ethanol industry, and flooding in the upper Midwest this past spring. Our risk management strategies had no material impact overall between periods as $13.7 million in losses on derivative contracts were offset by $13.1 million in gains on our forward contracts.

Energy costs per gallon also rose 26% between periods, rising primarily due to an increase in natural gas and steam costs.  Natural gas costs per unit rose 31% between periods. In contrast to previous periods when prices moved more in conjunction with supply and demand, natural gas prices began moving more in correlation with the rise in crude oil prices between periods.  Steam costs per unit increased 34% between periods because of an increase in the price of steam charged by Big Stone Plant.

General and Administrative Expenses – General and administrative expenses decreased $510,000, or 21%, to $1.92 million for the six months ended June 30, 2008 from $2.43 million for the six months ended June 30, 2007. The decrease is primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are based.

Other Income (Expenses) – Interest expense increased $840,000, or 83%, to $1.86 million for the six months ended June 30, 2008 from $1.02 million for the six months ended June 30, 2007.  The increase is primarily due to an increase in interest expense on the expansion and revolving loans. With respect to the expansion loan, we capitalized interest on the expansion loan during the six months ended 2007, discontinuing interest capitalization and beginning to record as an expense in May of 2007. In addition, the interest rates decreased 2.838% from June 30, 2007 to June 30, 2008, which required us to pay more in interest to U.S. Bank on various swap transactions.  With respect to the revolving loans, because our cash position tightened between periods due to less favorable conditions in the corn and ethanol markets, we drew more down on both loans which required more interest to be paid on the outstanding balances.

Net Income - Net income decreased $5.2 million, or 66%, to $2.7 million for the six months ended June 30, 2008 from $7.9 million for the six months ended June 30, 2007. This change is caused primarily by an increase in cost of revenues, offset by an increase in revenues from the sale of ethanol and distillers grains resulting from our plant’s expansion.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital, which includes the amount that may be borrowed under the $8.0 million revolving note, is $30.9 million as of June 30, 2008, compared to $18.0 million as of June 30, 2007.  The primary reason for the increase in working capital is an increase in corn inventory value per bushel from $3.18 on June 30, 2007 to $6.73 on June 30, 2008. The value of corn, based on our bid price at the end of the period,  increased 112% from June 30, 2007 to June 30, 2008.  The increase in inventory value is offset by an increase in draw downs on the $8 million revolving loan. The entire $8 million was used as of June 30, 2008 for working capital purposes, particularly to cover margin calls made in our commodities brokerage account. Because the price of corn futures on the CBOT was trading at record highs during the second quarter, additional funds were needed to maintain our hedge positions. In a market where futures prices move aggressively, additional capital is required to margin the futures losses.  Although we experienced a significant decrease in net income between periods, we believe that cash flows from operations and our revolving debt facilities will be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.  Greater reliance on our revolving debt to fund operations, however, will be more necessary due to current and projected market conditions.

The following table shows the cash flows between the six months ended June 30, 2008 and the six months ended June 30, 2007:

	Six Months Ended June 30,
	2008	2007
	$	$
Net cash provided by (used for) operating activities	(16,194,273)	21,456,327
Net cash provided by (used for) investing activities	683,983	(14,336,130)
Net cash provided by (used for) financing activities	6,715,300	(6,395,802)

Cash Flow From Operating Activities - Net cash flow from operating activities decreased $37.7 million between periods, due principally to a decrease in cash provided by net income between periods and a significant increase in inventory and investment in commodity contracts. Inventory increased primarily because of a 56% increase in the end-of-period cash price of corn from December 31, 2007 to June 30, 2008.  Investment in commodity contracts increased $4.3 million from December 31, 2007 to June 30, 2008, principally to cover an increase in margin calls made in our commodities brokerage account due to rising corn prices.

Cash Flow From Investing Activities - Net cash flow from investing activities increased $15.0 million between periods due to a decrease in purchases of property and equipment and the receipt of a sales and excise tax refund from the State of South Dakota during the first quarter of 2008.  Compared to 2007, we purchased significantly less property and equipment in 2008 because we had completed construction of our plant’s expansion in May 2007.  In 2008, we also received from the State of South Dakota a tax refund of $985,000 for sales and excise taxes paid in 2007 on the construction of the plant.

Cash Flow From Financing Activities - Net cash from financing activities increased $13.1 million between periods due to an $11.7 million decrease in distributions paid to members from 2007 to 2008, offset by a $4.4 million decrease in advances on our long term notes.  Advances decreased between periods because, after the completion of our plant expansion in 2007, we no longer drew down on the $33 million construction note. The $8.0 million in long-term notes payable issued for the six months ended June 30, 2008 resulted from draws against the $8 million revolving note to cover operating expenses primarily driven by increased corn costs.  We also covered operating expenses by drawing down $1.96 million on our $9.0 million revolving line of credit.

Indebtedness

We have six notes and loans outstanding under our current loan agreement with our lender, U.S. Bank: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The principal purpose of this revolver is to cover our operating expenses. For the six months ended June 30, 2008, the principal balance outstanding is $8 million, which we used to cover various short-term operating expenses.

The $9 million note permits us to borrow, on a revolving basis, the difference between the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover our operating expenses. As of June 30, 2008, the principal balance outstanding is $1.96 million, the proceeds of which we used to purchase corn when prices rose dramatically between quarters.

The $33 million term note, which was converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($15.3 million and $7.6 million as of June 30, 2008) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (5.232% at June 30, 2008). A principal payment of $825,000 is due quarterly on the note, which we commenced on November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $11.8 million as of June 30, 2008. We made principal payments of $342,000 and $679,000 on this note during the three and six months ended June 30, 2008, respectively.

The principal balance outstanding on the $3.9 million variable rate (5.00%) non-revolving loan is $2.63 million as of June 30, 2008.  We made principal payments of $97,500 and $195,000 on this note during the three and six months ended June 30, 2008.

The principal balance outstanding on the $4.3 million variable rate note (5.459% at June 30, 2008) is $3.84 million. We made principal payments of $154,000 and $308,000 on this note during the three and six months ended June 30, 2008, respectively.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to the following material conditions and covenants:  1) a capital expenditure limitation not exceeding $1 million in any calendar year; 2) a cash distribution limitation to members not exceeding 80% of net income annually; 3) a minimum working capital of $10 million; and 4) a fixed charge coverage ratio of 1.15:1 as of the last day of any fiscal quarter for the four consecutive fiscal quarters ending on that date.  We were in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of June 30, 2008 and the date of this filing.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS 69 is directed to the auditor rather than the entity. SFAS 162 addresses this issue by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

 This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that implementation of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the June 30, 2008 and December 31, 2007 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – June 30th) seasons.  The price of distillers grains is principally influenced by the price of corn and soybean meal, competing protein feed products.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of June 30, 2008 and June 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2008	$9,086,997	$908,700
June 30, 2007	$26,992,698	$2,699,270

Interest Rate Risk

  Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $22.10 million in variable rate, long-term debt outstanding as of June 30, 2008, or approximately 39% of our total long-term indebtedness. The interest rate on $10.63 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 5.0% as of June 30, 2008.  $3.84 million of the variable rate debt is subject to an interest rate of 5.459% at June 30, 2008.  The variable rate on the $7.63 million portion of the term note is 5.232% (One-Month LIBOR plus 2.75%) as of June 30, 2008. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the term note.

  In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we entered into an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($15.3 million and $7.6 million, respectively as of June 30, 2008). The remaining amount, $7.6 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.  The interest rate on the variable portion of our $33.0 million term note decreased 2.838% from June 30, 2007 to June 30, 2008, which required us to pay more in interest to U.S. Bank on the two swap transactions.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
Dated: August 11, 2008
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Fourth Amended and Restated Operating Agreement dated July 1, 2006 (3)
4.1	Form of Class A Unit Certificate(4)
10.1	Promissory Note on $9.0 million revolving loan dated July 30, 2008
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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