Form 10-Q
period 2008-09-30
NORTHERN GROWERS LLC
filed 2008-11-10
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 3, 2008, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007*

ASSETS

CURRENT ASSETS
Cash	$9,257,451	$9,182,533
Accounts receivable
Trade related party	8,855,854	5,711,848
Trade	1,336,786	876,510
Other	312,803	1,005,132
Inventory	6,924,198	16,977,162
Prepaid expenses	259,328	103,678
Investment in commodities contracts	2,941,491	1,216,724

Total current assets	29,887,911	35,073,587

PROPERTY AND EQUIPMENT
Land improvements	7,107,452	7,090,574
Equipment	71,193,326	71,186,213
Buildings	15,379,448	15,379,448
	93,680,226	93,656,235
Less accumulated depreciation	(19,343,709)	(15,515,208)

Net property and equipment	74,336,517	78,141,027

OTHER ASSETS
Financing costs, net of amortization of $102,450 and $51,194 as of September 30, 2008 and December 31, 2007	242,469	265,491
Assets held for sale	100,000	100,000

Total other assets	342,469	365,491

	$104,566,897	$113,580,105

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

	September 30,	December 31,
	2008	2007*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$2,379,663	$1,974,139
Accounts payable - corn	4,070,269	5,281,356
Accounts payable - related party	305,538	348,008
Other accrued liabilities	627,725	523,421
Accrued interest	3,688	3,750
Corn purchase contracts	501,022	—
Distribution payable - Northern Growers	—	1,518,840
Notes payable	5,000	5,000
Current portion of notes payable	5,762,047	5,695,078

Total current liabilities	13,654,952	15,349,592

LONG-TERM LIABILITIES
Derivative financial instruments	912,616	900,826
Long-term notes payable	41,572,771	45,894,139

Total long-term liabilities	42,485,387	46,794,965

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST	10,984,949	11,631,149

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(704,173)	(695,076)
Retained earnings	25,423,882	27,777,575

Total members’ equity	37,441,609	39,804,399

	$104,566,897	$113,580,105

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES
Sales related party	$38,271,909	$34,589,824	$110,986,002	$92,116,005
Sales	9,255,526	5,360,277	25,546,646	14,754,732
Incentive	250,000	250,000	395,595	500,000
Total revenues	47,777,435	40,200,101	136,928,243	107,370,737

COST OF REVENUES	52,678,557	31,397,187	134,577,245	85,127,185

GROSS PROFIT (LOSS)	(4,901,122)	8,802,914	2,350,998	22,243,552

EXPENSES
General and administrative	743,183	1,301,220	2,661,418	3,730,742
Total operating expenses	743,183	1,301,220	2,661,418	3,730,742

INCOME (LOSS) FROM OPERATIONS	(5,644,305)	7,501,694	(310,420)	18,512,810

OTHER INCOME (EXPENSES)
Interest income	18,785	118,129	47,022	345,852
Interest expense	(860,960)	(880,660)	(2,721,631)	(1,898,756)
Other	1,928	16,215	(12,171)	52,674
Total other income (expenses)	(840,247)	(746,316)	(2,686,780)	(1,500,230)

INCOME (LOSS) BEFORE MINORITY INTEREST	(6,484,552)	6,755,378	(2,997,200)	17,012,580

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS	1,468,919	(1,549,455)	643,507	(3,928,290)

NET INCOME (LOSS)	(5,015,633)	5,205,923	(2,353,693)	13,084,290

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss)	(55,768)	(298,290)	(9,097)	(73,275)
Total other comprehensive income (loss)	(55,768)	(298,290)	(9,097)	(73,275)

COMPREHENSIVE INCOME (LOSS)	$(5,071,401)	$4,907,633	$(2,362,790)	$13,011,015

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.099)	$0.103	$(0.046)	$0.258

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$—	$—	$0.208

DISTRIBUTIONS PER CAPITAL UNIT PAID	$—	$0.081	$0.030	$0.342

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(2,353,693)	$13,084,290
Changes to net income not affecting cash
Depreciation	3,828,502	3,133,976
Amortization of loan fees	51,256	25,925
Minority interest in subsidiary’s earnings (loss)	(643,507)	3,928,290
Decrease (increase) in current assets
Accounts receivable
Related party	(3,144,006)	(472,751)
Trade	(460,276)	196,360
Other	3,006	(195)
Inventory	10,052,964	7,412,805
Prepaid expenses	(155,650)	(123,477)
Investment in commodity contracts	(1,724,767)	(1,123,058)
Increase (decrease) in current liabilities
Accounts payable
Trade	405,524	722,397
Corn	(1,211,087)	(229,461)
Related party	(42,470)	(282,543)
Accrued liabilities	104,304	44,953
Accrued interest	(62)	15,925
Corn purchase contracts	501,022	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	5,211,060	26,333,436

INVESTING ACTIVITIES
Purchase of property and equipment	(351,366)	(17,618,867)
Cash paid for capitalized construction interest	—	(653,413)
Tax refund on construction	1,016,697	302,264

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	665,331	(17,970,016)

FINANCING ACTIVITIES
Short-term notes payable issued	25,000	—
Payment on short-term notes payable	(25,000)	—
Long-term notes payable issued	8,000,000	14,040,126
Principal paid on long-term notes payable	(12,254,399)	(1,422,220)
Distributions paid - Northern Growers	(1,518,840)	(17,321,359)
Distributions paid - minority member	—	(5,778,520)
Cash paid for financing costs	(28,234)	(46,307)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(5,801,473)	(10,528,280)

NET INCREASE (DECREASE) IN CASH	74,918	(2,164,860)

CASH AT BEGINNING OF PERIOD	9,182,533	9,925,200

CASH AT END OF PERIOD	$9,257,451	$7,760,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,721,510	$2,609,547

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$—	$168,632
Accounts receivable for tax refund on construction	$142,632	$384,920

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

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

The Company enters into short-term cash, options and futures contracts and ethanol swaps as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity prices. All derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts and ethanol swaps offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts, ethanol swaps and options.

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

The Company has recorded a decrease to cost of revenues of $1,579,332 and $1,497,446 related to our derivative contracts for the nine months ended September 30, 2008 and 2007, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreements

During 2007 and 2006 the Company entered into interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements, which both expire August 31, 2014, are accounted for as cash flow hedges under SFAS No. 133, as amended.  Under the terms of the swap agreements, the Company’s net payment is a fixed interest rate on the notional amount in exchange for receiving a variable rate based on one month LIBOR. The swap transactions qualify for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the two interest rate swap agreements was $22,275,000 and $24,131,250 as of September 30, 2008 and December 31, 2007, respectively.  A derivative liability to record the fair value of the swap of $912,616 and $900,826 has been recorded, with a corresponding entry of $9,097 and $550,734 to other comprehensive loss on the members’ equity section of the balance sheet and a decrease of $2,693 and $163,023 to minority interest for the periods ended September 30, 2008 and December 31, 2007, respectively.

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of September 30, 2008 and December 31, 2007, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) 69, The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.  SAS 69 is directed to the auditor rather than the entity. SFAS 162 addresses this issue by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

NOTE 3 -  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first nine months of 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

Table:

	Carrying Amount
	In Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	September 30, 2008	September 30, 2008	Level 1	Level 2	Level 3
Investment in commodity contracts	$2,941,491	$2,941,491	$2,941,491
Corn purchase contracts	$(501,022)	$(501,022)		$(501,022)
Derivative financial instruments	$(912,616)	$(912,616)		$(912,616)

The Company’s corn purchase contracts consist of forward purchase commitments and are included in inventory. The fair value for these financial agreements were determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets, and are designated as Level 2 within the valuation hierarchy. Investment in commodity contracts principally includes corn and natural gas futures and option contracts and ethanol swaps.  The fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and are designated as Level 1 within the valuation hierarchy.  Derivative financial instruments consists of interest rate swaps at fair value using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -  INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2008	2007*

Finished goods	$2,042,447	$1,473,720
Raw materials	2,399,279	12,983,539
Work-in-process	1,274,327	1,352,000
Spare parts inventory	1,208,145	1,167,903

	$6,924,198	$16,977,162

*Derived from audited financial statements

NOTE 5 -  NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at September 30, 2008 and December 31, 2007.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bore interest at 5.94% and matured May 1, 2008 and was paid in full.  The balance of this note was $0 at September 30, 2008 and December 31, 2007.

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

Note #174, the $3.9 million variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 5.0% at September 30, 2008. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

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

Note #91, the $8.0 million variable rate, revolving note, permits POET™ Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (5.0% at September 30, 2008). Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of .0375% and prepayment is without penalty.  The amount available on this note was $8,000,000 at September 30, 2008 and December 31, 2007.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($22,275,000 as of September 30, 2008) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (5.232% at September 30, 2008).

Note #232, the $4.3 million note, is subject to a variable rate of LIBOR plus 3.00% (5.459% at September 30, 2008), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9 million short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (5.2369% at September 30, 2008).  The loan is subject to a quarterly unused commitment fee of .0250%. The total unpaid principal balance is due at maturity, or July 30, 2008.  $9,000,000 was available at September 30, 2008 and December 31, 2007.

POET™ Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in compliance at September 30, 2008 with the exception of the fixed charge coverage ratio.  The bank has waived the fixed charge coverage ratio for this quarter.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-term notes payable with the Bank consisted of the following:

	September 30, 2008	December 31, 2007*
	(Unaudited)

Note #174	$2,535,000	$2,827,500
Note #158	11,415,818	12,440,717
Note #190	29,700,000	32,175,000
Note #232	3,684,000	4,146,000

	47,334,818	51,589,217
Less current portion	(5,762,047)	(5,695,078)

	$41,572,771	$45,894,139

*Derived from audited financial statements.

Minimum principal payments, through the maturity of the long-term notes, are estimated as follows:

Twelve Months Ending September 30,	Amount

2009	$5,762,047
2010	5,857,189
2011	5,958,548
2012	12,037,034
2013	3,916,000
October 1, 2013 to August 31, 2014	13,804,000

$47,334,818

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

Ethanol Marketing Agreement – The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET™ Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  The Company has sales commitments with POET™ Ethanol Products of approximately 18 million gallons over the next eleven months, of which 14 million gallons are contracted at a variable price and 4 million gallons are contracted at a fixed sales price ranging from $1.65 to $3.08 per gallon. The Company purchases all of its denaturant through POET™ Ethanol Products.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Distillers Grains Marketing Agreement – The Company has an agreement with POET™ Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains. The agreement commenced March 8, 2002, with a current expiration date of March 8, 2012, renewing for five-year terms unless terminated by either party with 90 days notice prior to expiration.  The agreement provides for an agency relationship in that POET™ Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.  The Company has entered into forward contracts to sell approximately 40,150 tons of various distiller grains at an average fixed price of approximately $199 per ton as of September 30, 2008.

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

Minimum payments related to the above agreements are summarized in the following table:

Twelve Months Ending	Lease	Management	Unconditional Purchase
September 30,	Agreements	Agreements	Agreements	Total
2009	$2,520	$566,849	$217,080	$786,449
2010	2,520	566,849	217,080	786,449
2011	2,573	566,849	217,080	786,502
2012	2,646	528,947	144,720	676,313
2013	2,646	491,045	—	493,691
Oct 31, 2014 through 2100	363,699	859,328	—	1,223,027
	$376,604	$3,579,867	$795,960	$4,752,431

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $250,000, $645,596 and $750,000 for the program years ended June 30, 2009, 2008 and 2007, respectively. Incentive revenue of $395,595 and $500,000 was recorded for the nine month periods ended September 30, 2008 and 2007, respectively, for this program.

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

NOTE 9 -  UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during the quarter ending September 30, 2008. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 80% of total revenues and corn costs historically average 50 to 60% of cost of revenues.

The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $10.2 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, and by approximately $15.4 million for the nine months ended September 30, 2007 to September 30, 2008.  Net income decreased between periods because of rising corn costs that were not offset by rises in ethanol prices. Corn costs were primarily affected by a 62% and 48% increase in the market price of corn between the three and nine month periods, respectively. Prices increased due to increases in demand for grain from global markets, increased speculation in the commodity markets including oil and corn, low corn carryout from 2007, and inclement spring weather. Corn costs also rose between quarters due to a change in value of our market-to-arrive contracts, which were adversely affected by the change in market price. We experienced a 16% and 3% rise in ethanol prices between the three and nine months ended, respectively, however, these increases were not enough to offset the increase in corn costs. Ethanol prices rose mainly in conjunction with the increase in the price of corn and oil.

We anticipate that our results of operations for the remainder of 2008 and into 2009 will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets. While the market price of corn has since dropped to $4.03 per bushel on October 31, 2008 as quoted on the CBOT for December 2008 futures from a peak of $7.88 per bushel in late June 2008 as quoted on the CBOT, it still remains relatively volatile. The volatility is due to various factors, including uncertainty with respect to the fall harvest and corn carryout in 2008, increased demand for grain from global and national markets, speculation in the commodity markets, and demand for corn from the ethanol industry. Concurrently, the price of ethanol ($1.75 per gallon as of October 31, 2008 on the CBOT for December 2008 futures) is expected to lag due to excess supply in the market and sluggish demand growth. Currently, 176 ethanol biorefineries in the U.S. have a capacity to produce more than 10.7 billion gallons annually.  Another 27 biorefineries are under construction or expanding, which could add approximately 2.3 billion gallons of new production capacity in the next 6 to 12 months. Consequently, we expect margins to be tight or exist not at all, though not on the scale as the third quarter of 2008. There is reason for optimism, however. The ethanol supply situation, though uncertain as to exactly when, is anticipated to correct itself through the postponement and cancellation of new construction due to current market conditions and rising, albeit slow, demand growth. Moreover, corn prices have lowered considerably and a favorable fall harvest is anticipated which should facilitate this current price trend. Our liquidity position also remains strong.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and nine month period ended September 30, 2008, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2007. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, POET™ Biorefining - Big Stone (POET™ Biorefining - Big Stone and Northern Growers are also collectively referred to as “we” “us” or “our”), an ethanol and distillers grains plant (the “plant” or “our plant”) located in Big Stone City, South Dakota.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Since 2004, federal and state government incentive programs have become an immaterial source of revenue and income. The price of ethanol is influenced by factors such as price of corn, supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by factors such as the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market, in particular, puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas, although our plant’s use of natural gas is offset by the use of steam supplied from the adjacent power plant, Big Stone Plant. The cost of corn and natural gas is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $10.2 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, and by approximately $15.4 million for the nine months ended September 30, 2007 to September 30, 2008.  Net income decreased between periods because of rising corn costs which were not offset by rises in ethanol and distillers grain prices. Corn costs were primarily affected by a 62% and 48% increase in the market price of corn between the three and nine month periods, respectively. Prices increased due to increases in demand for grain from global markets, increased speculation in the commodity markets including oil and corn, low corn carryout from 2007, and inclement spring weather. Corn costs also rose between quarters due to a change in value of our market-to-arrive contracts, which were adversely affected by the change in market price. We experienced a 16% and 3% rise in ethanol prices between the three and nine months ended, respectively. Ethanol prices rose mainly in conjunction with the increase in the price of corn and crude oil. We also experienced a 67% and 57% rise in distillers grains prices between the three and nine months ended, respectively. Distillers grains prices rose due to increased value relative to the price of corn and increased demand as producers increased their use of distillers grains as a source of feed for livestock.

We anticipate that our results of operations for the remainder of 2008 and into 2009 will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets. While the market price of corn has since dropped to $4.03 per bushel on October 31, 2008 as quoted on the CBOT for December 2008 futures, from a peak of $7.88 per bushel in late June 2008 as quoted on the CBOT, it still remains relatively volatile. The volatility is due to various factors, including uncertainty with respect to the fall harvest and corn carryout in 2008, increased demand for grain from global and national markets, speculation in the commodity markets, and demand for corn from the ethanol industry. Concurrently, the price of ethanol ($1.75 per gallon as of October 31, 2008 on the CBOT for December 2008 futures) is expected to lag due to excess supply in the market and sluggish demand growth. Currently, 176 ethanol biorefineries in the U.S. have a capacity to produce more than 10.7 billion gallons annually.  Another 27 biorefineries are under construction or expanding, which could add approximately 2.3 billion gallons of new production capacity in the next 6 to 12 months. Consequently, we expect margins to be tight or exist not at all, though not on the scale as the third quarter of 2008. There is reason for optimism, however. The ethanol supply situation, though uncertain as to exactly when, is anticipated to correct itself through the postponement and cancellation of new construction due to current market conditions and rising, albeit slow, demand growth. Moreover, corn prices have lowered considerably and a favorable fall harvest is anticipated which should facilitate this current price trend. Our liquidity position also remains strong.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30,
	2008		2007
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	38,271,909	80%	34,589,824	86%
Distillers Grains	9,255,526	19%	5,360,277	13%
Incentive	250,000	1%	250,000	1%
Total	47,777,435	100%	40,200,101	100%

Cost of Revenues	52,678,557	110%	31,397,187	78%

General and Administrative Expenses	743,183	2%	1,301,220	3%

Other Operating Income (Expense)	(840,247)	(2)%	(746,316)	(2)%

Minority Interest	1,468,919	3%	(1,549,455)	(4)%

Net Income (Loss)	(5,015,633)	(10)%	5,205,923	13%

Revenues - Revenue increased $7.6 million, or 19%, to $47.8 million for the three months ended September 30, 2008 from $40.2 million for the three months ended September 30, 2007. Revenues increased due to an increase in sales of ethanol and distiller grains.

Revenue from the sale of ethanol increased $3.7 million, or 11%, to $38.3 million for the three months ended September 30, 2008 from $34.6 million for the three months ended September 30, 2007. The increase is primarily driven by a 16% increase in the average sales price per gallon. Ethanol prices increased between periods as ethanol prices began tracking in part the price of corn. Since the quarter end, however, the price of ethanol has decreased by approximately 15% because of an oversupply in the industry and a decline in the price of corn since the end of June 2008.

Revenue from the sale of distillers grains increased $3.9 million, or 73%, to $9.3 million for the three months ended September 30, 2008 from $5.4 million for the three months ended September 30, 2007.  The increase is primarily driven by a 67% increase in the sales price per ton. This increase is primarily due to an increase in value relative to the price of corn and due to an increase in demand from livestock producers who increasingly switched to distillers grains as a source of feed due to the high price of corn during the quarter.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $21.3 million, or 68%, to $52.7 million for the three months September 30, 2008 from $31.4 million for the three months ended September 30, 2007. An increase in corn costs between quarters is the largest contributing factor, followed by an increase in energy production costs.

Corn costs, which are primarily attributed to the market price of corn and losses, if any, from our risk management strategies, rose 97% between periods.  This increase is primarily due to a 62% increase in the market price of corn, which is due to an increase in demand and decrease in supply of grains globally, an increase in commodity speculation including corn and oil, and an increase in demand for corn from the ethanol industry.

Our use of risk management strategies, primarily consisting of the use of derivatives and market-to-arrive or forward contracts, also contributed in part to the remaining increase in corn costs. During the three months ended September 30, 2008, we experienced a $16.0 million gain on derivatives contracts, only to be offset by $18.7 million loss on our forward contracts. Gains from the use of risk management instruments are recognized as a decrease in corn costs and losses from the use of risk management instruments are recognized as an increase in corn costs. As market prices reached their peak the end of June 2008, we maintained our hedging positions to protect against market fluctuations.  When market prices fell during the third quarter of 2008, the value of our hedging positions increased and resulted in a $16.0 million gain at September 30, 2008.  This gain, however, was offset by an $18.7 million loss on our forward contracts for corn at September 30, 2008 and a corresponding increase to our cost of revenues. The value of our forward contracts fell during this period because, after purchasing corn on a forward contract basis earlier in the year at higher prices, the market price of corn decreased by $2.70 per bushel during third quarter 2008.

Energy costs per gallon of ethanol rose 42% between quarters primarily due to an increase in natural gas costs. Natural gas costs per unit increased 51% between periods due to an increase in volume used as well as price. Prices rose in correlation with rising crude oil prices.

General and Administrative Expenses - General and administrative expenses decreased $560,000, or 43%, to $740,000 for the three months September 30, 2008 from $1.30 million for the three months ended September 30, 2007. The decrease is primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are determined.

Other Income (Expenses) – Other income remained relatively constant between periods.

Net Income(Loss) - Net income decreased $10.2 million, or 196%, to a net loss of $5.0 million for the three months ended September 30, 2008 from a net profit of $5.2 million for the three months ended September 30, 2007. This change is caused primarily by a significant increase in cost of revenues due to rising corn costs, offset by an increase in revenues from the sale of ethanol and distillers grains.

Comparison of the nine months ended September 30, 2008 and 2007

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30,
	2008		2007
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	110,986,002	81%	92,116,005	86%
Distillers Grains	25,546,646	19%	14,754,732	14%
Incentive	395,595	0%	500,000	0%
Total	136,928,243	100%	107,370,737	100%

Cost of Revenues	134,577,245	98%	85,127,185	79%

General and Administrative Expenses	2,661,418	2%	3,730,742	3%

Other Operating Income (Expense)	(2,686,780)	(2)%	(1,500,230)	(1)%

Minority Interest	643,507	0%	(3,928,290)	(4)%

Net Income (Loss)	(2,353,693)	(2)%	13,084,290	12%

Revenues – Revenue increased $29.5 million, or 28%, to $136.9 million for the nine months ended September 30, 2008 from $107.4 million for the nine months ended September 30, 2007. Revenues increased due to an increase in sales of ethanol and distiller grains.

Revenue from the sale of ethanol increased $18.9 million, or 20%, to $111.0 million for the nine months ended September 30, 2008 from $92.1 million for the nine months ended September 30, 2007. The increase is primarily driven by a 17% increase in sales volume and a modest rise in ethanol prices.  Sales increased because of an 18% increase in production volume following the completion of our plant’s expansion in May of 2007. In May 2007, we increased the annual production capacity of our plant from a name-plate production of 40 million gallons to 75 million gallons.  Ethanol prices increased between periods as prices began tracking more closely the rise in corn and crude oil prices.

Revenue from the sale of distillers grains increased $10.8 million, or 73%, to $25.5 million for the nine months ended September 30, 2008 from $14.7 million for the nine months ended September 30, 2007.  The increase is primarily driven by a 57% increase in sales price per ton and a 10% increase in sales volume.  Like ethanol, sales of distillers grains increased due to the increase in production volume following our plant’s expansion.  The increase in price per ton is due to an increase in the value of distillers grains relative to the price of corn and due to an increase in demand from livestock producers who increasingly switched to distillers grains as a source of feed due to the high price of corn.

Cost of Revenues – Cost of revenues, which includes production expenses, increased $49.5 million, or 58%, to $134.6 million for the nine months September 30, 2008 from $85.1 million for the nine months ended September 30, 2007. The primary reasons for the increase are an increase in production costs, corn costs, and energy costs.  Production, corn and energy costs were all impacted by the 18% increase in production volume between periods due to our plant’s expansion.

Aside from the increase in production volume, corn and energy costs rose between periods due to other factors. Corn costs, which consists primarily of the market price of corn and losses, if any, from our risk management or hedging strategies, rose 46% between periods. This increase is primarily due to a 48% increase in the market price of corn, which was adversely impacted from increased demand and decreased supply of grains globally, increased speculation in commodity markets, increased demand for corn from the ethanol industry, and flooding in the upper Midwest this past spring.

Corn costs also were impacted by a net loss of $3.4 million from risk management, though on a much smaller scale compared to the market rise in corn. As market prices reached their peak the end of June 2008, we maintained our hedging positions to protect against market fluctuations. When prices fell during the third quarter of 2008 our hedging positions resulted in a $2.2 million gain at September 30, 2008, which offset the market price increase and decreased our cost of revenues.  This gain, however, was offset by a $5.6 million loss on our forward contracts for corn at September 30, 2008 and a corresponding increase to our cost of revenues.  The value of our forward contracts fell during this period because, after purchasing corn on a forward contract basis earlier in the year at higher prices, the market price of corn decreased by $2.70 per bushel during third quarter 2008 as speculators exited the commodities markets.

Energy costs per gallon rose 32% between periods, rising primarily due to an increase in natural gas and steam costs.  Natural gas costs per unit rose 39% between periods. In contrast to previous periods when prices moved more in conjunction with supply and demand, natural gas prices began moving more in correlation with a rise in crude oil prices.  Steam costs per unit increased 28% between periods because of an increase in the price of steam charged by Big Stone Plant.

General and Administrative Expenses – General and administrative expenses decreased $1.0 million, or 29%, to $2.7 million for the nine months ended September 30, 2008 from $3.7 million for the nine months ended September 30, 2007. The decrease is primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are based.

Other Income (Expenses) – Interest expense increased $820,000, or 43%, to $2.72 million for the nine months ended September 30, 2008 from $1.90 million for the nine months ended September 30, 2007.  The increase is primarily due to an increase in interest expense on the expansion and revolving loans.  With respect to the expansion loan, we capitalized interest on the expansion loan during early 2007, discontinuing interest capitalization and recording as an expense in May of 2007.  With respect to the revolving loans, because our cash position tightened between periods due to less favorable conditions in the corn and ethanol markets, we drew more down on both loans which required more interest to be paid on the outstanding balances.

Net Income - Net income decreased $15.4 million, or 118%, to a net loss of $2.3 million for the nine months ended September 30, 2008 from a $13.1 million net profit for the nine months ended September 30, 2007. This change is caused primarily by an increase in cost of revenues, offset by an increase in revenues from the sale of ethanol and distillers grains resulting from our plant’s expansion.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital, which includes the amount that may be borrowed under the $8.0 million revolving note, is $24.2 million as of September 30, 2008, compared to $24.0 million as of September 30, 2007.  Although we experienced a significant decrease in net income between periods, our cash flows from operations and revolving debt is expected to remain sufficient to meet our anticipated capital and liquidity requirements for the foreseeable future.  Greater reliance on our revolving debt to fund operations may be more necessary, however, due to current and projected market conditions.

The following table shows the cash flows between the nine months ended September 30, 2008 and the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
	$	$
Net cash provided by (used for) operating activities	5,211,060	26,333,436
Net cash provided by (used for) investing activities	665,331	(17,970,016)
Net cash provided by (used for) financing activities	(5,801,473)	(10,528,280)

Cash Flow From Operating Activities - Net cash flow from operating activities decreased $21.1 million between periods, due principally to a decrease in cash provided by net income between periods, offset by a significant decrease in cash used for corn inventory.  The number of corn bushels in inventory from December 31, 2007 to September 30, 2008 decreased by 74% as we decreased inventories in anticipation of filling our inventory with a new crop during the fall 2008 harvest.

Cash Flow From Investing Activities - Net cash flow from investing activities increased $18.6 million between periods due to a decrease in purchases of property and equipment and the receipt of a sales and excise tax refund from the State of South Dakota during 2008.  In contrast to 2007, we purchased significantly less property and equipment in 2008 because we had completed construction of our plant’s expansion in May 2007.  In addition, we received in 2008 from the State of South Dakota a series of tax refunds totaling $1,016,697 for sales and excise taxes paid in 2007 on the construction of the plant’s expansion.

Cash Flow From Financing Activities - Net cash used for financing activities decreased $4.7 million between periods due to a $21.5 million decrease in distributions paid to members and minority interest from 2007 to 2008. Advances on long-term debt also decreased between periods because we no longer drew down on the $33 million construction note following our plant’s expansion.  The $8.0 million in long-term notes payable issued for the nine months ended September 30, 2008 resulted from draws against the $8 million revolving note to cover operating expenses, including corn-related costs, though it was paid down to a zero balance at September 30, 2008.

Indebtedness

We have six notes and loans outstanding under our current loan agreement with our lender, U.S. Bank of Sioux Falls, South Dakota: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The principal purpose of this revolver is to cover our operating expenses. We had $8 million available for use as of September 30, 2008.

The $9 million note permits us to borrow, on a revolving basis, the difference between the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover our operating expenses. We had $9 million available for use as of September 30, 2008.

The $33 million term note, which was converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($15.3 million and $7.6 million as of September 30, 2008) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (5.236% at September 30, 2008). A principal payment of $825,000 is due quarterly on the note, which commenced on November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $11.4 million as of September 30, 2008. We made principal payments of $345,000 and $1.02 million on this note during the three and nine months ended September 30, 2008, respectively.

The principal balance outstanding on the $3.9 million variable rate (5.00%) non-revolving loan is $2.54 million as of September 30, 2008.  A principal payment of $97,500 is due quarterly on this note.

The principal balance outstanding on the $4.3 million variable rate note (5.486% at September 30, 2008) is $3.68 million. A principal payment of $154,000 is due quarterly on this note.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to the following material conditions and covenants:  1) a capital expenditure limitation not exceeding $1 million in any calendar year; 2) a cash distribution limitation to members not exceeding 80% of net income annually; 3) a minimum working capital of $10 million; and 4) a fixed charge coverage ratio of 1.15:1 as of the last day of any fiscal quarter for the four consecutive fiscal quarters ending on that date.  We were in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of September 30, 2008 and the date of this filing, except for the fixed charge coverage ratio due to our net loss to which we received a waiver from U.S. Bank.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the September 30, 2008 and December 31, 2007 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – September 30th) seasons.  The price of distillers grains is principally influenced by the price of corn and soybean meal, competing protein feed products.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of September 30, 2008 and September 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2008	$6,660,419	$666,042
September 30, 2007	$3,708,867	$370,887

Interest Rate Risk

We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible. We also enter into interest rate swap agreements.

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $13.6 million in variable rate, long-term debt outstanding as of September 30, 2008, or approximately 29% of our total long-term indebtedness. The interest rate on $2.5 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 5.0% as of September 30, 2008.  The interest rate on $3.7 million of the variable rate debt is subject to an interest rate of 5.486% at September 30, 2008.  The variable rate on the $7.4 million portion of the term note is 5.236% (One-Month LIBOR plus 2.75%) as of September 30, 2008.

In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we are a party to an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($14.9 million and $7.4 million, respectively as of September 30, 2008). The remaining amount, $7.4 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.  The interest rate on the variable portion of our $33.0 million term note decreased 3.079% from September 30, 2007 to September 30, 2008, which required us to pay more in interest to U.S. Bank on two swap transactions.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
Dated: November 10, 2008
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