Form 10-K
period 2008-12-31
NORTHERN GROWERS LLC
filed 2009-03-02
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2008 was approximately $60,979,380. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of the date of this filing, there were 50,628,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for the 2009 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by Northern Growers, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report.  As stated elsewhere in this report such factors include, among others:

•	Excess growth, production capacity and supply in the ethanol industry;

•	The price volatility and uncertainty of raw materials used in the production process, particularly corn, natural gas and steam;

•	Fluctuations in oil and gasoline prices;

•	Changes in the weather or general economic conditions impacting the availability and price of commodities, particularly corn and natural gas;

•	The results of our risk management or hedging strategies;

•	Competition from alternative fuels and alternative fuel additives;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in plant production capacity due to variations in steam supply provided by the adjacent power plant;

•	Changes in the availability of credit and interest rates;

•	The availability of additional capital to support capital improvements and development;

•	The availability and adequacy of our cash flow to meet our requirements;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Damage to or loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	An increase in environmental regulation and scrutiny from federal and state governments; and

•	Other factors discussed below under the item entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance of what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.  Business.

Overview

Northern Growers, LLC (“Northern Growers”) is a South Dakota limited liability company, consisting of 968 members who principally reside in South Dakota and the upper Midwest. Northern Growers owns and manages a 77.16% interest in its subsidiary, POET™ Biorefining - Big Stone (“Big Stone”), an ethanol and distillers grains plant (the “plant” or “our plant”) located near the city of Big Stone City, South Dakota. (Northern Growers and Big Stone are referred to collectively in this report as “we,” “our,” or “us”).

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for our plant’s production process is supplied primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET™ Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through our marketing agent, POET™ Nutrition, Inc., which markets and sells the product to livestock feeders primarily located in the continental U.S. The day-to-day operations of our plant are managed by POET™ Plant Management, LLC, of Sioux Falls, South Dakota.

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

Construction of our plant was completed and operations commenced in July 2002.  Our plant was originally built with an annual name-plate production capacity of 40 million gallons of ethanol. Since that time, we have made significant capital improvements.  In March 2006, we completed a rail expansion project, which provided our plant with additional capacity to store rail cars for the shipment of products.  In October 2006, we completed construction for the incorporation of BPX™ technology into the production process. In addition to reducing energy costs, BPX™ releases additional starch content, increases the protein content and quality of by-products and decreases plant emissions.  In May 2007, we completed the construction on our plant expansion, increasing its annual name-plate capacity from 40 million to 75 million gallons of ethanol.  In October 2007, we increased our grain storage capacity by adding two grain bins.  The design and construction of the BPX™, grain storage and expansion projects, was completed by POET™ Design and Construction, Inc., of Sioux Falls, South Dakota.

In 2008, our industry experienced significant change, which adversely affected our operations. The continued increase in production capacity in the ethanol industry caused by new or expanding plants was one factor that helped drive corn prices higher and ethanol prices lower.  During the first half of 2008, corn prices were significantly higher than in prior years which increased our costs of production. Similarly, in the second half of 2008, ethanol prices were significantly lower than in prior years which adversely impacted our revenues.  In addition, U.S. financial markets experienced a severe downturn in the latter part of 2008. Businesses across many sectors experienced a lack of access to credit causing a series of liquidity crises.  This situation, coupled with increased production capacity in our industry, may adversely affect our industry in 2009.  Further, in connection with the market downturn, commodities prices, including corn, ethanol and unleaded gasoline, have decreased, some dramatically, which will likely affect our industry and operations in 2009.

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

For fiscal years ended December 31, 2008, 2007 and 2006, our revenue from sales of ethanol as a percentage of total revenue was approximately 80.0%, 84.0%, and 86.1%, respectively.

Distillers Grains

A principal by-product of the ethanol production process is distillers grains.  Distillers grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most of the distillers grains produced in the U.S. are sold for use in animal feeds within the continental U.S., although a growing percentage is exported to countries such as Canada and Mexico and countries in Asia and Europe.

Dry mill ethanol processing produces, generally, three forms of distillers grains, all of which differ in moisture content and shelf life: 1) dried distillers grains with solubles, otherwise known as DDGS; 2) distillers wet grains or “wet cake”; and 3) modified distillers grains.  Distillers wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content.  Distillers wet grains have a short shelf life of approximately three days and can be sold only to livestock producers within the immediate vicinity of a plant.  Modified distillers grains are distillers wet grains that are dried to a 50% moisture content.  Modified distillers grains have a slightly longer shelf life and are often sold to nearby livestock producers. DDGS is distillers wet grains that are dried to an 8-10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to a plant.

For fiscal years ended December 31, 2008, 2007 and 2006, our revenue from the sale of distillers grains as a percentage of total revenue, was approximately 19.6%, 15.5%, and 13.3%, respectively.

Marketing and Distribution

Ethanol

The ethanol produced at our plant is sold to POET™ Ethanol Products, LLC, the terms of which are governed by an ethanol marketing agreement. After purchasing the ethanol from us, POET™ Ethanol Products markets and sells the ethanol to major, multi-national oil companies with blending and refinery facilities located throughout the continental U.S. The price that we receive from the sale to POET™ Ethanol Products is based upon various contracts between POET™ Ethanol Products and its customers, and is fixed upon the transfer of title to POET™ Ethanol Products.

The ethanol produced at our plant is shipped by POET™ Ethanol Products using rail cars operated by POET™ Ethanol Products or trucks supplied by companies with which POET™ Ethanol Products contracts.  Transfer of title and risk of loss shifts to POET™ Ethanol Products upon the loading of ethanol onto railcars and trucks at the plant.  Our plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitates the transportation of ethanol to customers’ terminals, and by multiple South Dakota state highways and Interstate Highway 29, which provide transportation links in all directions.

The marketing agreement with POET™ Ethanol Products is in effect until July 2012, renewing automatically for five-year terms unless either party provides at least ninety days written notice of termination prior to the end of the term.  POET™ Ethanol Products charges us a marketing and service fee based upon each gallon of ethanol sold. POET™ Ethanol Products also charges us a fee for each gallon of ethanol to which renewable identification numbers, or RINS, are assigned, which is necessary for complying with the federal renewable fuels standard and the U.S. Environmental Protection Agency’s enforcement of such standard.   Shipping costs relating to the transportation of ethanol are borne by us and are included in our gross revenues and cost of revenues.  In the event that the contractual relationship with POET™ Ethanol Products is interrupted for any reason, we believe that another entity or entities to purchase or market the ethanol could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Distillers Grains

The distillers grains produced at our plant are sold through POET™ Nutrition, Inc., the terms of which are governed by a distillers grains marketing agreement. As our exclusive marketing agent, POET™ Nutrition markets and sells the distillers grains to customers. By marketing through POET™ Nutrition, we are not dependent upon one or a limited number of customers. The price received from the sale of distillers grain is the price received from the customers with which POET™ Nutrition has negotiated and entered into a contract for sale.

We produce three variations of distillers grains which are marketed through POET™ Nutrition: 1) DDGS; 2) Dakota Gold™; and 3) distillers wet grains. Dakota Gold™ is DDGS which POET™ Nutrition certifies to as meeting certain quality standards and specifications.

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

Risk Management

Due to fluctuations in the price of corn and natural gas, we use a risk management program, including hedging strategies, to minimize our commodity risk.  Hedging is a means of protecting the price at which corn and natural gas is bought in the future.  All of the commodity risk management services relating to corn and natural gas are provided by POET™ Risk Management in accordance with a corn and natural gas price risk management agreement.  Under the agreement, we pay POET™ Risk Management an annual flat fee. The agreement is in effect until January 2012, renewing automatically for additional five-year terms unless discontinued by either party upon written notice prior to the expiration of the term.

Dependence Upon a Single or Few Customers

We, as discussed above, are substantially dependent upon POET™ Ethanol Products for the purchase, marketing and distribution of ethanol. POET™ Ethanol Products purchases 100% of the ethanol produced at our plant, all of which is marketed and distributed to its customers.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S.  All of the products sold to our customers for fiscal years 2008, 2007 and 2006 were produced in the U.S., and all of our long-lived assets are domiciled in the U.S. In addition, 95% of our total revenues was derived from sales to customers in the U.S., whereas 5% was derived from sales to customers in Mexico.

Sources and Availability of Raw Materials

Corn. Our major raw material for the production process is corn.  To operate our plant at full name-plate capacity, we require the supply of approximately 27 million bushels of corn annually.  We purchase a majority of our corn from producers in northeastern South Dakota, where our plant is located, and western Minnesota. We believe that corn producers in proximity to our plant will continue to provide us with sufficient corn for the foreseeable future.

Steam. Our production process requires a constant supply of steam.  Steam is used for the cooking, evaporation, and distillation processes.  While the production of steam in the ethanol production process is generally received from an ethanol plant’s on-site boilers, our plant receives a substantial portion of its steam from Big Stone Plant, a coal fired, electrical generating facility located immediately adjacent to our plant. Big Stone Plant is co-owned by three utilities, namely, Otter Tail Corporation, Montana-Dakota Utilities and NorthWestern Corporation. The benefit of a steam supply from Big Stone Plant is that it reduces our dependence on natural gas for operations.  In 2008, for example, 41% of our natural gas requirements for operations were replaced directly with steam from Big Stone Plant, compared to 39% of our requirements in 2007.

Big Stone Plant generally provides us with a consistent supply of steam to meet our requirements except during its semi-annual maintenance shutdowns. When Big Stone Plant shuts down for any prolonged period of time, or if the transfer of steam is unexpectedly diminished or interrupted, we use two on-site boilers powered by natural gas to generate steam. However, as discussed below under “Natural Gas,” when we are required to rely on our on-site boilers to generate steam, our natural gas supply can prevent us from generating a sufficient volume of steam to operate at full name-plate production capacity.

The purchase of steam is governed by a steam sale agreement between us and Big Stone Plant.  The rate is set at a fixed rate based on specified volume used, above which it is set at a market rate as determined by Big Stone Plant. The agreement’s ten year term ends on June 1, 2012, but automatically renews for two additional five-year terms unless terminated by either party by providing 12 months advance notice.

Natural Gas. Our production process requires a constant supply of natural gas.  Natural gas is the primary energy source for the drying of distillers grains. It is primarily responsible for powering the two on-site boilers for the generation of steam in the event that additional steam is necessary or the supply of steam from Big Stone Plant is unexpectedly diminished or interrupted. We contract with CenterPoint Energy Services, Inc., of Houston, Texas, for the supply and distribution of natural gas to the plant.  The agreement with CenterPoint terminates in 2012.

Prior to the completion of our expansion in May 2007, we did not experience any interruption or shortage of natural gas supply.  Since completion, however, we have experienced shortages of supply.  When our plant’s supply of steam from Big Stone Plant is interrupted for any prolonged period of time, such as during Big Stone Plant’s general maintenance shut downs, our plant’s natural gas capacity can be insufficient to allow our plant to operate at its full 75 million gallon name-plate production capacity. In such instances, our plant is required to scale back production, typically based on the capacity of our natural gas supply. We are currently exploring options to increase our natural gas supply to operate at full name-plate production when Big Stone Plant cannot supply us with adequate steam.

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

Competition

Domestic

We are in direct competition with numerous other ethanol and distillers grains producers.  As of February 2009, the ethanol industry has grown to 172 production facilities in the U.S., compared to 141 production facilities as of February 2008 and 113 production facilities as of February 2007.  Additional  gallons are set to come into production in the next 12-18 months, but on a far lesser scale than originally projected given unfavorable market conditions.  In South Dakota, excluding our plant, there are currently 12 plants in full production, all of which have a combined production capacity of approximately 759 million gallons.  We believe that, in spite of this concentration and growth, we will continue to compete favorably with other ethanol and distillers grains’ producers because of our plant’s existing efficiencies, the use of new technology from POET™ Research, and the marketing and service arrangements with the companies owned by POET™, LLC.

International

Ethanol production is expanding internationally.  Brazil has long been the world’s largest producer and exporter of ethanol; however, since 2005 ethanol production in the U.S. has exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the U.S. because of the use of sugarcane, a less expensive raw material alternative to corn. However, because of various tariffs on the importation of ethanol into the U.S., the price of ethanol produced in the U.S. is currently more competitive than ethanol imported from Brazil.  In the event that these tariffs are reduced or eliminated, which are scheduled to expire in January 2011, the price of ethanol produced in the U.S. may become less competitive, which could adversely impact our ability to sell ethanol.

In addition, the Caribbean Basin Initiative, or CBI, allows for ethanol produced in 24 participating Caribbean Basin countries to be imported into the U.S. duty free. While the CBI caps the amount of duty free ethanol imported into the U.S. at 7% of total U.S. production from the previous year, as total production in the U.S. grows, the amount of ethanol produced from the Caribbean area and sold in the U.S. will grow accordingly, which could impact our and the industry’s ability to sell ethanol.

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

Further, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, clean burning gaseous fuels, or electricity.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains

We also face direct competition with numerous ethanol producers that produce distillers grains as a by-product of the production process. Sales of distillers grains are highly dependent on product quality, availability, and price of competing feed ingredients such as corn and soybean meal. As domestic ethanol production increases, the amount of distillers grains entering the market is expected to increase.  If supply exceeds demand, we may be required to search for new markets, including international ones.

Federal and State Government Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

The Renewable Fuels Standard

The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (HR 6) which was signed into law on December 19, 2007. The bill increases the renewable fuels standard, or RFS, which sets the annual requirements for the amount of renewable fuels produced and used in motor vehicles. The first RFS was established under the Energy Policy Act of 2005, which required that 4 billion gallons of ethanol and biodiesel be used in 2006 and 7.5 billion gallons be used by 2012. Under HR 6, the RFS is increased further, requiring 11 billion gallons of renewable fuels in 2009 and progressively increasing to 36 billion gallons by 2022.  Beginning in 2010, a specific volume of the annual mandate is required to be met by ethanol derived from cellulosic feedstocks, as opposed to corn. The specified volume of cellulosic ethanol use required increases incrementally, culminating in the use of 16 billion gallons of cellulosic ethanol annually in 2022. While the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the future demand for ethanol. This would have a negative impact on our earnings.

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy, which directly benefits gasoline refiners and blenders, and increases demand for ethanol. On October 22, 2004, H.R. 4520 was signed into law, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption was eliminated. In place of the exemption, the bill created a volumetric ethanol excise tax credit of 5.1 cents per gallon (4.5 cents per gallon beginning on January 1, 2009) of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before, only it is a credit from general revenue. The VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”). The VEETC is scheduled to expire on December 31, 2010.

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. The tax credit is capped at $1.5 million per year per producer. We are no longer eligible for this credit because of our plant’s expansion in May 2007.

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

Imported Ethanol Tariffs and Quotas

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire in 2011.  In addition, ethanol imports from 24 countries in Central America and the Caribbean region are exempted from this tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export annually to the U.S. an aggregate of 7.0% of U.S. ethanol production, with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit.

State Legislation Banning or Limiting MTBE Use

As of February 2009, 25 states, including California and New York, have banned or significantly limited the use of MTBE due to environmental and public health concerns. Ethanol has served as a replacement for much of the discontinued volumes of MTBE and is expected to continue to replace future volumes of MTBE that are removed from the fuel supply.

South Dakota

In South Dakota, the state provides an incentive production payment to ethanol producers operating in South Dakota. The production incentive consists of a direct payment to South Dakota ethanol producers of up to $0.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2008) and a maximum of $10 million over the life of a plant.  The program caps the payments that can be distributed to all plants based in South Dakota in a program year to no more than $7 million in payments each year (program year ends on June 30). The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota.  If additional plants commence production, or existing plants increase production, each plant receives a lower proportionate share of the maximum payment under the program. Conversely, if existing plants terminate operations, or decrease production, each plant receives a higher proportionate share of the maximum payment under the program. Because at least one plant in South Dakota terminated production recently, we anticipate receiving a slightly larger payment in 2009 compared to 2008.

Environmental Regulation and Costs

We are subject to extensive environmental regulation at the federal and state levels.  The federal environmental regulations with which we must comply were promulgated by the U.S. Environmental Protection Agency (EPA) pursuant to the Clean Air Act.  The state environmental regulations with which we must comply, in contrast, are promulgated by the South Dakota Department of Environment and Natural Resources (DENR). The EPA and the DENR regulate air quality, particularly our plant’s emissions into the air.  The DENR also regulates water collection and discharge. In addition to its own enforcement authority under this law, the EPA has delegated permitting and enforcement authority to the DENR.  To conduct operations, we are required to have the following permits from these and other agencies:

• Title Five Operating Permit from the DENR.  In South Dakota, the Title Five Operating Permit serves as the air quality and operation permit for our plant. We must conduct ongoing emissions testing to verify compliance with the Title Five Operating permit. This permit, which we recently filed for an amendment and received approval from the DENR, is due for renewal in September 8, 2011.

• Bureau of Alcohol, Tobacco, Firearms and Explosives and Fuel Permit from the U.S. Department of Treasury. We are required to have this permit because of the alcohol content of ethanol. The permit is due for renewal annually.

• General Permit for Storm Water Discharge.  This permit is required for the runoff of storm water from our plant and is due for renewal every five years.

We maintain an on-going compliance program to ensure compliance with all applicable laws, regulations and permits.  Maintaining compliance can require us to incur expenditures for such things as new or upgraded equipment or processes, some of which can be material and costly at times. For example, as a result of U.S. Environmental Protection Agency’s issuance of a Notice of Violation (NOV) (see Part I, Item 3, “Legal Proceedings” below), we will be make improvements in 2009 to our dryer and thermal oxidizer. The cost of these improvements is expected to be $1 million.

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

Our website is found at www.poet.com, then clicking on “Meet POET,” “Plants,” “Big Stone, SD,” and finally “Becoming an Investor.” Except for our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are not directly available on our website as we instruct readers to obtain the reports through a link to www.sec.gov. However, we provide paper copies of the reports to any person who requests it, free of charge.

Item 1A. Risk Factors.

Risks Related to Our Business

Our financial performance is dependent on market prices for ethanol, distillers grains and corn, and our financial condition and results of operation are directly affected by changes in these market prices. Our results of operations and financial condition are significantly affected by the cost and supply of corn and by the selling price for ethanol and distillers grains. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no or little control, including overall supply and demand, government programs and policies, weather, availability and price of competing products, and other factors.

Our business is highly sensitive to corn prices, and we generally cannot pass on increases in corn prices to our customers. Corn is the principal raw material that we use to produce ethanol and distillers grains. Because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customers, and, accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (especially droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. We may also have difficulty from time to time in purchasing corn on economical terms due to supply shortages. Any supply shortage could require us to suspend operations until corn became available at economical terms. Suspension of operations could have a material adverse effect on our business, results of operations and financial condition.

Decreasing gasoline prices may negatively impact the selling price of ethanol.  The price of ethanol generally tends to change in relation to the price of gasoline. Recently, as a result of a number of factors including a slowing of the national economy, the price of gasoline has decreased.  In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased. Decreases in the price of ethanol reduce our revenue.  If ethanol prices fall during times when corn and/or natural gas prices are high, and ethanol prices remain low, we may not be able to operate profitably.

The spread between ethanol and corn prices can vary significantly. Corn costs significantly impact our cost of goods sold. Our gross margins are principally dependent upon the spread between ethanol and corn prices. However, this spread has decreased as corn prices have generally increased since the beginning of 2007 and ethanol prices have decreased since the middle of 2008. Any further reduction in the spread between ethanol and corn prices, whether as a result of higher corn prices or lower ethanol prices, would adversely affect our results of operations and financial condition.

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

Hedging transactions involve risks that could harm our profitability.  In an attempt to minimize the effects of the volatility of corn and natural gas on operating profits, we engage in hedging activities in the corn and natural gas futures markets.  The effectiveness of such hedging activities is dependent, among other things, upon the cost of corn and natural gas and our ability to sell sufficient products to utilize all of the corn and natural gas subject to the futures contracts.  There is no assurance that our hedging activities will reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices.  In addition, we may choose not to take hedging positions in the future, which may adversely affect our financial condition if corn and natural gas prices increase. Our hedging activities also can result in increased costs because price movements in corn and natural gas are highly volatile and are influenced by many factors that are beyond our control.

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

We have limited natural gas available for operations and rely heavily on the adjacent Big Stone Plant. We rely on Big Stone Plant to supply approximately 50% of our energy needs for production.  When steam from Big Stone Plant is not operating or the transfer of steam to our plant is interrupted, we rely on our natural gas supply to power on-site boilers in order to generate steam for the production process.  The natural gas supply, however, is limited as it alone cannot power our plant to operate at its full 75 million annual name-plate production capacity. Therefore, if Big Stone Plant shuts down for any prolonged period of time, our plant must reduce production based generally on the amount of natural gas that is supplied to the plant. Reducing production could have a material adverse effect on our revenues and profitability.

Risks Related to the Industry

Overcapacity in the industry may result in further decreases in the price of ethanol and distillers grains. Excess capacity in the ethanol industry has had, and will continue to have, an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity has resulted from increases in production capacity coupled with insufficient demand. As a result, the price of ethanol and our profit margins has declined. If excess capacity in the ethanol industry continues, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. In addition, because ethanol production produces distillers grains as a by-product, increased ethanol production could lead to excess supply of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grains. Any decline in the price of distillers grain or the distillers grain market generally could have a material adverse effect on our business.

Ethanol prices may be impacted by wholesale gasoline prices through the economics of discretionary blending. Lower wholesale gasoline prices tend to discourage discretionary blending which could lead to an imbalance in the capacity utilization of ethanol leading to lower ethanol prices. Through the first six months of 2008, wholesale ethanol prices were lower than wholesale gasoline prices which provided an economic incentive for companies to blend ethanol into gasoline and increased overall demand for ethanol. Since July 2008, the price of ethanol has steadily increased in relation to wholesale gasoline as oil prices have decreased as a result of the global economic crisis which, in turn, has decreased world demand for oil and gasoline. As of early November 2008, the price of ethanol was higher than the price of wholesale gasoline, in some areas, by an amount per gallon greater than the $0.45 tax credit available to blenders for blending ethanol. This reduces the economic incentive for the discretionary blending of ethanol, which may decrease overall demand. If the price of gasoline and petroleum continues to decline, we believe that the price of ethanol may be adversely affected, which could have an adverse effect on our profitability.

The global financial crisis may have impact on our business and financial condition that we currently cannot predict. The continued credit crisis and related instability in the global and national financial system may impact our business and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on our senior lender under our debt facilities or on our customers, causing them to fail to meet their obligations to us or causing them to take adverse action in the event we are unable to comply with the terms under our loan agreement.

We operate in an intensely competitive industry and there is no assurance that we will be able to compete effectively.  The ethanol business is highly competitive, and other companies presently in the market, or that are about to enter the market, could adversely affect prices for the products we sell. Commodity groups in the Midwest have encouraged the construction of ethanol plants, and there are other entities considering the construction of ethanol plants. Nationally, the ethanol industry is becoming much more competitive given the substantial construction and expansion occurring in the industry. We also compete with other ethanol producers that are capable of producing greater quantities of ethanol than the amount we produce.  In light of such competition, there is no assurance that we will be able to compete effectively in the industry.

Competition from the advancement of technology may lessen the demand for ethanol and negatively impact our profitability.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells, or clean burning gaseous fuels or electricity. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our financial condition.

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

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce, which could negatively affect our profitability.  Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry.  This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices.  Ethanol production has previously received favorable coverage by the news media, which may have increased demand for ethanol.  The negative perception of ethanol production may have a negative effect on demand for ethanol, which could decrease the price we receive for our ethanol. Decreases in the selling price of ethanol may have a negative effect on our financial condition.

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

Tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.45 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.  We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date of January 2011. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business and financial condition.

Government incentives for ethanol production may be eliminated in the future. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those contained in The Energy Independence and Security Act of 2007. Under this law, the renewable fuels standard is increased to a mandate of 36 billion gallons by 2022. However, after the recent election, a new Congressional delegation and presidential administration will likely affect the nation’s energy policy.  While we have no present indication that there are plans to revise the renewable fuels standard in the future, we have no assurance the renewable fuels standard will remain as presently drafted.  The renewable fuels standard helps support a market for ethanol that might disappear without this incentive.  If the federal incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

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

Item 3.  Legal Proceedings.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, except for the following.

In 2003, the U.S. Environmental Protection Agency (EPA) issued formal information requests to, among others, plants designed, constructed, and/or managed by POET™ Design and Construction and POET™ Plant Management. Our plant was subject to these requests. These requests required that the subject plants provide the EPA with certain data regarding emissions. On January 14, 2009, our plant received from the EPA a written Notice of Violation (NOV).  The NOV alleges that our plant violated the Clean Air Act by failing to adequately maintain a required level of air pollutants as established under the plant’s Title V air permit, and by conducting invalid testing for compliance with such permit. Following the receipt of the NOV, the plant had a meeting with the U.S. EPA to discuss the NOV. A penalty assessment is currently under consideration by the EPA.  While it is likely that we will be assessed a penalty and/or fine related to these occurrences, none has been assessed as of the date of this report.  Any penalty and/or fine, moreover, is not expected to be material, though there can be no assurance of this result. Meanwhile, we are currently taking corrective actions to address the cause of the NOV, specifically the approval of $1 million capital improvement project on our plant’s dryer and thermal oxidizer.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

As of February 1, 2009, Northern Growers had 968 members.

Trading Activity and Restrictions

Northern Growers’ capital units are not traded on an established trading market such as a stock exchange or The NASDAQ Stock Market.  Rather, the capital units are traded on a “qualified matching service” as defined by the publicly traded partnership rules of the federal tax code. Under the qualified matching service, interested buyers and sellers of capital units are matched on the basis of a set of rules and conditions set forth under the federal tax code, all trades being subject to board of managers’ approval. Northern Growers’ qualified matching service is operated through Alerus Securities Corporation, a registered broker-dealer based in Grand Forks, North Dakota, which operates an SEC registered Alternative Trading System.  The following table contains historical information by quarter for the past two years regarding the trading of capital units under the qualified matching service:

Quarter (1)	Low Price(1)	High Price(1)	Average Price(1)	# of Capital Units Traded (1)
January - March 2007	$2.30	$2.69	$2.36	398,000
April - June 2007	$2.35	$3.25	$2.76	604,500
July - September 2007	$3.01	$3.25	$3.20	77,000
October - December 2007	$2.40	$2.95	$2.48	52,500
January - March 2008	$2.05	$2.50	$2.26	34,000
April - June 2008	$1.80	$1.80	$1.80	2,000
July - September 2008	$.95	$1.30	$1.13	135,500
October - December 2008	$1.10	$1.10	$1.10	10,000

(1)  All unit prices and number of units traded are adjusted to reflect a four-for-one capital unit split made effective on September 1, 2005 and a two-for-one split made effective on July 1, 2006. In addition, our qualified matching service does not permit firm bids per the rules established by the federal tax code; therefore, the prices reflect actual sales.

There were no issuer purchases of equity securities during the fourth quarter ended December 31, 2008.

As a limited liability company being taxed as a partnership, Northern Growers is required to restrict the transfer of its capital units in order to preserve its preferential single-level tax status. Such restrictions are set forth in Northern Growers’ Operating Agreement and Capital Units Transfer System. Under the Capital Units Transfer System, transfers are limited to those through our qualified matching service, transfers made to qualified family members, or transfers by gift, block, upon death, and like transfers, all of which are subject to final board of managers’ approval.

Pursuant to the Operating Agreement, a minimum of 2,500 capital units is required to become and remain a member. In addition to the transfer restrictions described above, the board of managers retains the right to redeem the capital units at $0.20 per capital unit in the event a member breaches the Operating Agreement or upon a member’s failure to fulfill the membership requirements with respect to other matters. Under the qualified matching service, the number of capital units traded annually cannot exceed 10% of Northern Growers’ total issued and outstanding capital units.

Distributions

Under the terms of Northern Growers’ Amended and Restated Operating Agreement dated January 1, 2006, the board of managers is required to make annual (or more frequent) distributions to its members and may not retain more than $200,000 of net cash from operations, unless (i) a super-majority of the board of managers (75%) decides otherwise, (ii) it would violate or cause a default under the terms of any debt financing or other credit facilities, or (iii) it is otherwise prohibited by law.  For further details of the restrictions under our debt facilities, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtedness.” Distributions are required to be issued to members of record as of the last day of the quarter immediately prior to the quarter in which the distribution was approved by the board of managers.

In 2007, Big Stone paid cash distributions to Northern Growers of approximately $19.52 million and $5.78 million to its minority member.  Northern Growers, in turn, paid to its members approximately $17.32 million, or $0.342 per capital unit.

In 2008, Big Stone made no cash distributions to Northern Growers.  However, Northern Growers paid cash distributions to its members of approximately $1.52 million, or $0.030 per capital unit, from a previously made distribution by Big Stone in 2007.

The ability to issue distributions is substantially dependent upon our profitability, the discretion of our board of managers subject to the provisions of the Operating Agreement, and the approval from our lender, U.S. Bank. Unless current economic conditions improve, which we do not expect through at least the first half of 2009, we do not anticipate making distributions to members in 2009.

Item 6.  Selected Financial Data.

The following table sets forth our selected financial data for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$171,424,927	138,243,780	122,837,119	89,692,708	86,587,585
Cost of Revenues	$169,595,752	112,694,987	62,731,376	63,552,756	71,279,883
General and Administrative Expenses	$3,679,176	4,790,117	6,364,983	3,913,177	2,984,237
Income (Loss) from Operations	$(1,850,001)	20,758,676	53,740,760	22,226,775	12,323,465
Interest Expense	$3,535,485	2,876,464	1,261,542	1,317,957	1,397,591
Minority Interest in Subsidiary (Income) Loss	$1,154,649	(4,269,470)	(12,132,284)	(4,848,463)	(2,528,026)
Net Income (Loss)	$(4,152,550)	14,144,720	40,703,348	16,157,712	8,371,332

Capital Units Outstanding (1)	50,628,000	50,628,000	50,628,000	50,628,000	50,628,000

Cash Distributions declared per Capital Unit	—	0.238	0.518	0.230	0.119
Net Income (Loss) per Capital Unit	(0.082)	0.279	0.804	0.319	0.165

Balance Sheet Data:
Working Capital	$13,590,348	19,723,995	15,982,171	9,011,848	560,046
Net Property, Plant & Equipment	$73,231,189	78,141,027	66,413,382	39,097,204	40,885,964
Total Assets	$103,429,671	113,580,105	101,479,908	59,315,715	54,678,507
Long-Term Obligations	$42,618,873	46,794,965	33,578,810	17,104,400	16,387,498
Minority Interest in Subsidiary	$10,111,948	11,631,149	10,790,823	7,054,934	5,715,325
Members’ Equity	$34,420,293	39,804,399	38,262,916	23,949,718	19,446,001
Book Value per Capital Unit	$0.680	0.786	0.756	0.473	0.384

(1) Adjusted for a four-for-one capital unit split made effective September 1, 2005 and a two-for-one split effective July 1, 2006.

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

Overview

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, POET™ Biorefining - Big Stone (POET™ Biorefining - Big Stone and Northern Growers are also collectively referred to in this report as “we” “us” or “our”), an ethanol and distillers grains plant (the “plant” or “Big Stone”) located near the city of Big Stone City, South Dakota.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. The price of ethanol is influenced by factors such as prices of unleaded gasoline and the petroleum markets, weather, government policies and programs, and supply and demand. Excess ethanol supply in the market, as currently taking place in the market, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. A low price of corn generally puts downward pressure on the price of distiller grains.

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

Executive Summary

Our earnings changed significantly from 2007 to 2008. In 2007, we had a net income of $14.1 million compared to a net loss of $4.15 million in 2008. This change is primarily attributed to an increase in corn costs. Our corn costs per bushel increased 41% from 2007 to 2008 primarily due to an increase in the market price of corn. The price of corn increased between periods, particularly during the first half of 2008, due to increased demand from the ethanol industry and global markets, an increase in commodity speculation during the first half of 2008, low corn carryout from 2007, and an increase in crude oil prices during the first half of 2008 as corn prices moved in conjunction with changes in crude oil prices. While sales volume of ethanol increased by 16% because of the plant expansion and we realized a 2% increase in the price of ethanol, both were offset by the 41% increase in corn costs.

The increase in corn costs and stagnant ethanol prices were offset by an increase in revenue from the sale of distillers grains. Revenue from the sale of distillers grains increased 57% between periods, due principally to increases in production and price. The price of distillers grains rose because of increases in demand from livestock producers who increased their use of distillers grains for feed purposes due to the high price of corn and other protein based feed products, particularly during the first half of 2008.

We expect challenges in 2009, which may lead to further earnings erosion.  A significant challenge will be dealing with the low price of ethanol. Since the fall of 2008, ethanol prices have commenced a downward trend. In addition, the price of ethanol is expected to remain low due to excess supply in the market which, at 10.4 billion gallons as of February 2009, is at an all-time high in the U.S.  If the supply trend continues, it is likely to surpass anticipated demand in 2009 and therefore act as a hindrance on ethanol prices and our earnings.  While corn prices have decreased and become more stable since the fourth quarter of 2008, prices could increase and become more volatile in 2009. As a result, we will need to operate conservatively and preserve cash.

Despite the challenges ahead, we are cautiously optimistic about 2009. Because a number of ethanol refineries have recently shut down or idled production due to unfavorable market conditions, the decrease in supply could positively impact ethanol prices and our margins. Moreover, USDA is reportedly in discussions with the Environmental Protection Agency about raising the amount of ethanol allowed to be blended into the U.S. gasoline supply.  In addition, corn prices could remain low and stable compared to 2008 due to steady and lower crude oil prices and increases in corn supply.  The USDA released its production report in January 2009 indicating that the 2008 U.S. corn crop and 2008-2009 corn carryout were larger than anticipated.

Results of Operations

Comparison of years ended December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008		2007
	$	% of Revenue	$	% of Revenue

Revenue
Ethanol	137,146,540	80%	116,084,868	84%
Distillers grains	33,632,791	20%	21,408,911	15%
Incentive	645,596	0%	750,001	1%
Total	171,424,927	100%	138,243,780	100%

Cost of Revenues	169,595,752	99%	112,694,987	82%

G&A Expenses	3,679,176	2%	4,790,117	3%

Other Operating Income (Expense)	(3,457,198)	(2)%	(2,344,486)	(2)%

Minority Interest	1,154,649	1%	(4,269,470)	(3)%

Net Income (Loss)	(4,152,550)	(2)%	14,144,720	10%

Revenues — Revenue increased $33.2 million, or 24%, to $171.4 million for the year ended December 31, 2008 from $138.2 million for the year ended December 31, 2007.  Revenues increased due to an increase in  sales of ethanol and distillers grains.

Revenue from the sale of ethanol increased $21.0 million, or 18%, to $137.1 million for the year ended December 31, 2008 from $116.1 million for the year ended December 31, 2007.  The increase is primarily due to an increase in sales volume, due principally to a 17% increase in production volume and a 2% increase in price between periods. Since the end of the third quarter 2008, however, the price of ethanol has decreased by approximately 30% because of an oversupply in the industry.

Revenue from the sale of distillers grains increased $12.2 million, or 57%, to $33.6 million for the year ended December 31, 2008 from $21.4 million for the year ended December 31, 2007.  The increase is primarily due to a 44% increase in the sales price per ton.  The increase in price per ton is attributed to an increase in the value of distillers grains relative to the price of corn as livestock producers increasingly switched to distillers grains as a source of feed due to the high price of corn.

Cost of Revenues — Cost of revenues, which includes production expenses, increased $56.9 million, or 50%, to $169.6 million for the year ended December 31, 2008 from $112.7 million for the year ended December 31, 2007.  An increase in corn costs between periods is the largest contributing factor, followed by an increase in energy production costs.

Corn costs, which are primarily attributed to the market price of corn and losses, if any, from our risk management strategies, rose 41% per bushel, between periods.  This increase is primarily due to a 42% increase in the market price of corn, due to an increase in demand and decrease in supply of grains globally, an increase in commodity speculation including corn and oil, and increased demand for corn from the ethanol industry.

Our risk management strategies and program, consisting of the use of derivatives and market-to-arrive or forward contracts and the effects changes in the market price of corn had on the value of these instruments,  contributed $1.7 million, or 2%, to the increase in corn costs.  During the year ended December 31, 2008, we experienced a $6.0 million gain on derivatives contracts, only to be offset by a $7.8 million loss on our forward contracts.  Gains from the use of risk management instruments are recognized as a decrease in corn costs and losses from the use of risk management instruments are recognized as an increase in corn costs.  As market prices reached their peak at the end of June 2008, we maintained specific hedging positions to protect against market fluctuations.  When market prices fell during the third quarter of 2008, the value of these hedging positions increased and resulted in a gain at December 31, 2008.  This gain was offset by the loss on our forward contracts for corn at December 31, 2008 and a corresponding increase to our cost of revenues.  The value of our forward contracts fell during this period because, after purchasing corn on a forward contract basis earlier in the year at higher prices, the CBOT price of corn decreased by $1.00 per bushel during fourth quarter 2008.

Energy costs per gallon of ethanol rose 20% between quarters primarily due to an increase in natural gas costs.  Natural gas costs per unit increased 32% between periods due to a rise in crude oil prices.  Our steam costs per unit from the adjacent Big Stone Plant also increased by 25% due to a new pricing arrangement that took effect on January 1, 2008.

General and Administrative Expenses — General and administrative expenses decreased $1.1 million, or 23%, to $3.7 million for the year ended December 31, 2008 from $4.8 million for the year ended December 31, 2007.  The decrease is primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are based.

Interest Expense — Interest expense increased $660,000 to $3.54 million for the year ended December 31, 2008 from $2.88 million for the year ended December 31, 2007.  Despite a decrease in interest rates from 2007 to 2008, interest expense increased because, in contrast to capitalizing our interest payment in 2007 during construction of our plant’s expansion, we expensed all interest payments in 2008.

Net Income — Net income decreased $18.3 million, or 129%, to a net loss of $4.2 million for the year ended December 31, 2008 from a net income of $14.1 million for the year ended December 31, 2007.  This change is caused primarily by a significant increase in the cost of revenues from rising corn costs, offset by an increase in revenues from the sale of ethanol and distillers grains.

	Year Ended December 31,
	2007		2006
	$	% of Revenue	$	% of Revenue
Revenue
Ethanol	116,084,868	84%	105,702,927	86%
Distillers grains	21,408,911	15%	16,349,308	13%
Incentive	750,001	1%	784,884	1%
Total	138,243,780	100%	122,837,119	100%

Cost of Revenues	112,694,987	82%	62,731,376	51%

G&A Expenses	4,790,117	3%	6,364,983	5%

Other Operating Income (Expense)	(2,344,486)	(2)%	(905,128)	(1)%

Minority Interest	(4,269,470)	(3)%	(12,132,284)	(10)%

Net Income	14,144,720	10%	40,703,348	33%

Revenues — Revenue increased $15.4 million, or 12.5%, to $138.2 million for the year ended December 31, 2007 from $122.8 million for the year ended December 31, 2006.  Revenues increased due to an increase in sales of ethanol and distillers grains.

Revenue from the sale of ethanol increased $10.4 million, or 10%, to $116.1 million for the year ended December 31, 2007 from $105.7 million for the year ended December 31, 2006.  The increase is primarily due to a 23% increase in sales volume between periods, offset by an 11% decrease in the average sales price per gallon.  Sales volume increased because of an increase in production volume following our plant’s expansion, only to be offset by the decrease in ethanol prices between periods due to excess supply of ethanol in the market.

Revenue from the sale of distillers grains increased $5.1 million, or 31%, to $21.4 million for the year ended December 31, 2007 from $16.3 million for the year ended December 31, 2006.  The increase is due to increases in sales volume and sales price per ton.  Like ethanol, sales increased due to an increase in plant production between periods. Unlike ethanol, however, the price of distillers grains increased approximately 18% in conjunction with a rise in prices of corn and soybean meal.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $50.0 million, or 80%, to $112.7 million for the year ended December 31, 2007 from $62.7 million for the year ended December 31, 2006.  The increase is primarily due to an increase in corn costs and production expenses.

Corn costs increased 119%, or $37.6 million, between periods. The increase is primarily the result of an approximately 65% increase in the market price of corn between periods, which increased our costs by $32.8 million.  The market price was adversely affected by lower corn carryout from 2006 and from strong demand from the growing ethanol industry.  Also included in the increase in corn costs is a $1.9 million net loss under our corn price risk management program. For the year ended December 31, 2007, we experienced a $1.6 million loss from the use of corn hedging instruments, which was caused by a significant increase in the market price of corn in the fourth quarter of 2007 and the impact that such price increase had on the value of our hedging instruments at December 31, 2007. The remaining portion of the $1.9 million loss ($300,000) is attributed to losses on our forward contracts for corn at December 31, 2007, which was attributed to the difference in price between forward-contract and market price at the end of the year.   The bushels for which we contracted for on a forward contract basis earlier in 2007 exceeded the market price at December 31, 2007.

In addition, cost of revenues rose because the 22% increase in production volume following expansion increased overall production expenses. Expenses, including for chemicals, depreciation, electricity, and maintenance, all rose accordingly.

General and Administrative Expenses - General and administrative expenses decreased $1.56 million, or 25%, to $4.80 million for the year ended December 31, 2007 from $6.36 million for the year ended December 31, 2006.  The decrease is primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are based.

Interest Expense - Interest expense increased $1.6 million, or 128%, to $2.9 million for the twelve months December 31, 2007 from $1.3 million for the twelve months December 31, 2006. The increase is primarily due to an increase of $18.3 million of long-term debt used to finance various construction projects in 2007 including our plant’s expansion.

Net Income - Net income decreased $26.6 million to $14.1 million for the year ended December 31, 2007 from $40.7 million for the year ended December 31, 2006.  This change is caused primarily by an increase in corn costs, offset partially by an increase in revenues from the sale of ethanol and distillers grains.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $17.0 million revolving credit facilities which are discussed below under “Indebtedness.” Net working capital is $13.6 million as of December 31, 2008 compared to $19.7 million as of December 31, 2007.  The decrease in working capital is due to additional costs associated with corn purchases for plant operations. Despite challenging market conditions, we believe that our cash flows from operations and revolving debt will be sufficient to meet our expected capital and liquidity requirements for the next 12 months. But because we anticipate less cash flow from operations, we plan to rely more on our revolving debt to fund operations which, as of the date of this filing, $17.0 million was available for borrowing.  Any capital improvement projects in 2009 are expected to be financed with cash from operations. Until we see significant improvement in the ethanol market, we do not anticipate paying distributions to our members.

The following table shows the cash flows between the year ended December 31, 2008 and the year ended December 31, 2007:

	Year Ended December 31
	2008	2007
	$	$
Net cash from operating activities	10,316,093	26,146,297
Net cash from (used for) investing activities	445,295	(19,231,097)
Net cash (used for) financing activities	(7,230,934)	(7,657,867)

Cash Flow From Operating Activities - Net cash flow from operating activities decreased $15.8 million between periods due principally to a decrease in cash provided by net income between periods, offset by an increase in cash provided by inventory.  Total ethanol inventory was relatively flat between period ends, despite a 20% reduction in the ethanol inventory value per gallon.  However, we had significantly less cash tied up in corn inventory between periods due to a 17% decrease in the market value of corn inventory per bushel and a $2.7 million loss on forward corn contracts at December 31, 2008 (compared to a $5.1 million gain on forward corn contracts at December 31, 2007).

Cash Flow From Investing Activities - Net cash flow from investing activities increased $19.7 million between periods due to a decrease in 2008 in purchases of property and equipment and the receipt of a sales and excise tax refund from the State of South Dakota.  In contrast to 2007, we purchased significantly significantly less property and equipment in 2008 after completing the construction of our plant’s expansion in May 2007.  In addition, we received from the State of South Dakota in 2008 a series of tax refunds totaling $1,016,697 for sales and excise taxes paid in 2006 and 2007 on the construction of the plant’s expansion.

Cash Flow From Financing Activities - Net cash used for financing activities decreased $430,000 between periods due to a $21.5 million decrease in distributions paid to members and the minority interest member from 2007 to 2008.  The decrease is offset by a decrease in advances on long-term debt as we no longer drew down on the $33 million construction note following our plant’s expansion and an increase of $2.9 million in principal paid on long-term notes payable between periods.

The following table shows the cash flows between the year ended December 31, 2007 and the year ended December 31, 2006:

	Year Ended December 31
	2007	2006
	$	$
Net cash from operating activities	26,146,297	39,638,229
Net cash (used for) investing activities	(19,231,097)	(29,101,256)
Net cash (used for) financing activities	(7,657,867)	(12,668,790)

Cash Flow From Operating Activities - Net cash flow from operating activities decreased $13.5 million between periods, due principally to a decrease in cash provided by net income between periods, offset by an increase in cash provided by inventory. Ethanol inventory decreased 62% from 2006 to 2007 due to a decrease in the number of gallons in inventory and a decrease in the net realizable value of ethanol.

Cash Flow From Investing Activities - Net cash flow used for investing activities decreased $9.9 million between periods, due primarily to a decrease in payments for property and equipment on the plant’s expansion and BPX™ project.  The total cost of the plant’s expansion and BPX™ project was $42.3 million, of which $33 million was financed with debt and the remainder with cash from operations. We also completed construction on the expansion and BPX™ projects in May 2007 and October 2006, having spent $14.0 million and $28.3 in cash for these projects in 2007 and 2006, respectively.

Cash Flow From Financing Activities - Net cash used for financing activities decreased by $5.0 million between periods, due primarily to a $6.4 million decrease in distributions paid to Northern Growers’ members and the minority member of POET™ Biorefining — Big Stone.  This decrease is partially offset by a $900,000 increase in principal payments on long-term debt because we began making principal payments in the fourth quarter of 2007 for the financing of our three main capital improvement projects — plant expansion, BPX™ and grain storage.

Indebtedness

We have six notes and loans outstanding under our loan agreement with our lender, U.S. Bank: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million.  The principal purpose of this revolver is to cover the cost of any non-corn related items at the plant at any time. We had $8 million available for use as of December 31, 2008.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a period of tight margins.  We had $9 million available for use as of December 31, 2008.

The $33 million term note, which was converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($14.4 million and $7.2 million as of December 31, 2008) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (3.211% at December 31, 2008). A principal payment of $825,000 is due quarterly on the note, which commenced on November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $11.1 million as of December 31, 2008. Principal payments of $1.38 million were made for the year ended December 31, 2008.

The principal balance outstanding on the $3.9 million variable rate (3.25%) non-revolving loan is $2.44 million as of December 31, 2008.  Principal payments of $390,000 were made for the year ended December 31, 2008.

The $4.3 million note, which was funded to us in full on October 5, 2007 to finance additional grain storage and handling equipment, is subject to a variable rate of LIBOR plus 3.00% (4.431% at December 31, 2008), adjusted and payable monthly. Principal payments of $616,000 were made for the year ended December 31, 2008.

All of the loans and notes outstanding are secured by Big’s Stone’s tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, Big Stone is subject to material conditions and covenants, including 1) an annual capital expenditure limitation, 2) a cash distribution limitation to members, 3) a tangible net worth minimum, 4) a minimum working capital requirement, 5) a fixed charge coverage ratio, and 6) a minimum balance sheet equity. The following table represents the material covenant and condition requirements under Big’s Stone’s loan agreement and its actual results in terms of compliance as of December 31, 2008:

Material Loan Covenants	Requirement	Actual	In Compliance (1)
Capital Expenditure Limitation (Annual)	$1 million	$571,402	Yes
Cash Distribution Limitation	80% of Net Income	NA	Yes
Tangible Net Worth Minimum	$25 million	$44 million	Yes
Minimum Working Capital	$10 million	$21.3 million (2)	Yes
Fixed Charge Coverage Ratio	1.15:1	0.30	No
Minimum Balance Sheet Equity	40%	42%	Yes

(1)          Compliance is not based on the financial statements on a consolidated basis; rather, compliance is based on the financial statements solely of our subsidiary, Big Stone’s.

(2)          U.S. Bank’s covenants allows the inclusion of the $8 million revolver if not drawn down.

Except for compliance with our fixed-charge coverage ratio covenant, which was waived recently by U.S. Bank, we are in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of December 31, 2008 and the date of this filing. However, If we are unable to comply with any material covenant in the future, or are unable to obtain waivers in the future, U.S. Bank has the right to declare us in default under our loan agreement. In the event of default, U.S. Bank has the right to, among other things, accelerate the payment of all outstanding principal or foreclose on the loan. If U.S. Bank were to declare us in default and accelerate payment, we would not have the necessary cash to repay the outstanding principal ($45.9 million as of December 31, 2008) and would need to seek additional sources of financing to repay the loan. In effort to avoid future violations of the fixed-coverage ratio, U.S. Bank agreed on February 19, 2009, to adjust the fixed-charge coverage ratio covenant, making it less difficult for us to comply with in the future. The fixed-charge coverage ratio will now be based on year-to-date information and still tested quarterly. Prior to the change, it was based on rolling, four quarter information.

The following table summarizes our consolidated contractual obligations as of December 31, 2008:

			One to	Four to
		Less than	Three	Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt Obligations (1)	55,968,414	8,527,927	16,275,342	17,804,417	13,360,728
Operating Lease Obligations	377,155	2,520	5,166	5,292	364,177
Purchase Obligations(2)	4,179,845	783,929	1,567,858	1,091,491	736,567
Total Contractual Cash Obligations	$60,525,414	$9,314,376	$17,848,366	$18,901,200	$14,461,472

(1)          Long-term debt obligations reflect payment obligations, including interest, arising under the amended Loan Agreement with U.S. Bank.

(2)          Purchase obligations include payment for minimum steam purchases, and services for plant management and risk management.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R Business Combinations (“SFAS 141R”).  The objective of SFAS 141R is to improve the information provided in financial reports about a business combination and its effects. SFAS 141R retains the requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS 141R is effective for business combination transactions we enter into for which the acquisition date is on or after January 1, 2009. Earlier application is prohibited. We are currently evaluating the requirements of SFAS 141R and will apply the statement to any business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We are evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position and the related disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for our financial statements issued for the first quarter of 2009. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, we believe the adoption of this standard will have no impact on our financial position, results of operations or cash flows.

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  We are evaluating the effect, if any, that the adoption of these pronouncements will have on our results of operations, financial position and the related disclosures.

 In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for our year beginning January 1, 2009. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Revenue Recognition.  Revenue from the sale of ethanol and related products is recorded when title transfers to customers. Generally, ethanol is shipped FOB shipping point and related products are shipped FOB destination point. In accordance with our agreement for the marketing and sale of ethanol, shipping costs arranged by the marketer are deducted from the gross sales price reported to us by the marketer; thus no shipping costs are incurred related to sales of ethanol. For distiller grains, shipping costs incurred by us are included as a component of cost of revenues. Interest income is recognized as earned.

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program. When it is uncertain that we will receive full allocation and payment due under the incentive programs, we derive an estimate of the incentive revenue for the relevant period based on various factors. The estimate is subject to change as we become aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.

Cost of Revenues.  The primary components of cost of revenues from the production of ethanol and related products are corn expense, energy expense (steam, natural gas and electricity), raw materials expense (chemicals and denaturant), shipping costs on sales, depreciation on process equipment and direct labor costs. Shipping costs incurred by us are recorded as a component of cost of revenues. Shipping costs in cost of revenues includes inbound freight charges on inventory, outbound freight charges on related product and purchasing and receiving costs.

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

Accounting for Derivative Instruments and Hedging Activities.  We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2008 and 2007 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of open futures and option positions for corn and natural gas as of December 31, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	FairValue	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2008	$5,297,175	529,718
December 31, 2007	$11,181,459	1,118,146

Interest Rate Risk

We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible. We also enter into interest rate swap agreements.

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $13.19 million in variable rate, long-term debt outstanding as of December 31, 2008, or approximately 29% of our total long-term indebtedness. The interest rate on $2.44 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 3.25% as of December 31, 2008.  The interest rate on $3.53 million of the variable rate debt is subject to an interest rate of 4.431% as of December 31, 2008.  The variable rate on the $7.22 million portion of the term note is 3.211% (One-Month LIBOR plus 2.75%) as of December 31, 2008.

  In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we are a party to an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($14.44 million and $7.22 million, respectively as of December 31, 2008). The remaining amount, $7.22 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.  The interest rate on the variable portion of our $33.0 million term note decreased 4.36% from December 31, 2007 to December 31, 2008, which required us to pay more in interest to U.S. Bank on the two swap transactions.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the “Table of Contents” of Northern Growers, LLC located on the page prior to page F-1 of this report, and financial statements for the year ended December 31, 2008 referenced therein, which are hereby incorporated by reference.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, we concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Eide Bailly LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Robert Narem
Robert Narem, Chief Executive Officer
and Chief Financial Officer, Manager
(Principal Executive Officer)

Item 9B.  Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13 and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this report (December 31, 2008).

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements—Reference is made to the “Table of Contents” of Northern Growers, LLC located on the page prior to page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2008 included herein. The financial statements begin on page F-2 of this Report.

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

NORTHERN GROWERS, LLC

Date:	March 2, 2009	/s/ Robert Narem
Robert Narem, Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHERN GROWERS, LLC

Date:	March 2, 2009	/s/ Robert Narem
Robert Narem, Chief Executive Officer and Chief Financial Officer, Manager

Date:	March 2, 2009	/s/ Ronald Anderson
Ronald Anderson, Manager

Date:	March 2, 2009
Leroy Bergan, Manager

Date:	March 2, 2009	/s/ Wendell Falk
Wendell Falk, Manager

Date:	March 2, 2009	/s/ Lars Herseth
Lars Herseth, Manager

Date:	March 2, 2009	/s/ Mark Lounsbery
Mark Lounsbery, Manager

Date:	March 2, 2009	/s/ Robert Metz
Robert Metz, Manager

Date:	March 2, 2009	/s/ Jeff Olson
Jeff Olson, Manager

Date:	March 2, 2009	/s/ Ronald Olson
Ronald Olson, Manager

Date:	March 2, 2009	/s/ Heath Peterson
Heath Peterson, Manager

Date:	March 2, 2009	/s/ Delton Strasser
Delton Strasser, Manager

Date:	March 2, 2009
Steve Street, Manager

Date:	March 2, 2009	/s/ Bill Whipple
Bill Whipple, Manager

Date:	March 2, 2009	/s/ Robert Wittnebel
Robert Wittnebel, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Organization.		Appendix A to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.1	Articles of Organization.		Appendix B to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.2	Fourth Amended and Restated Operating Agreement dated July 1, 2006.		Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2006.

4.1	Form of Class A Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.1	Loan Agreement with U.S. Bank dated July 11, 2001.		Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.2	Lease Agreement with Big Stone — Grant Industrial Development and Transportation, dated April 18, 2001.		Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.3	Steam Sale Agreement with Otter Tail Power Company, dated April 18, 2001.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.4	Water and Fuel Oil Agreement with Otter Tail Power Company, dated August 14, 2001.		Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.5	Electric Service Agreement with Otter Tail Power Company, dated September 26, 2001.		Exhibit 10.12 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.6	Water and Sanitary Sewer Agreement with the City of Big Stone City, dated December 21, 2001.		Exhibit 10.13 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.7	Access and Rail Agreement with Otter Tail Corporation, dated April 18, 2001.		Exhibit 10.14 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.8	Industry Track Agreement with Burlington Northern and Santa Fe Railway Company, dated January 8, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.9	Service Request Form and Extended Service Agreement with NorthWestern Public Service, dated March 19, 2002.		Exhibit 10.17 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.10	Amendment to U.S. Bank Loan Agreement, dated June 22, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.11	Second Amendment to U.S. Bank Loan Agreement, dated March 30, 2005.		Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.12	$15.8 Million Promissory Note with U.S. Bank, dated March 30, 2005.		Exhibit 10.27 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.13	$3.9 Million Promissory Note with U.S. Bank, dated March 30, 2005.	Exhibit 10.28 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.14	Management Agreement with POET™ Plant Management, LLC, dated April 20, 2005.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 16, 2005.

10.15	Technology and Patent Rights License Agreement with POET™ Design and Construction, LLC, dated October 25, 2005.*	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.16	Amendment to the Management Agreement with POET™ Plant Management, dated October 25, 2005.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.17	Design Build Agreement with POET™ Design and Construction, Inc., dated October 25, 2005.	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.18	Amended and Restated Loan Agreement with U.S. Bank dated August 28, 2006.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.19	Expansion Construction Note Agreement dated August 28, 2006.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.20	$8.0 Million Variable Rate, Revolving Note dated August 28, 2006.	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.21	Construction Mortgage and Addendum dated August 28, 2006.	Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.22	Security Agreement dated August 28, 2006.	Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.23	Corn and Natural Gas Price Risk Management Agreement dated April 1, 2007.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.24	Amendment No. 1 to Water Fuel Agreement dated March 21, 2007.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.25	Ethanol Marketing and Services Agreement dated April 24, 2007.	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.26	DDGS Marketing and Service Agreement dated March 2002.	Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission July 21, 2002.

10.27	Design Build Agreement with POET™ Design and Construction dated April 3, 2007.	Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.28	Amendment to Amended and Restated Loan Agreement with U.S. Bank dated September 21, 2007.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007.

10.29	$9.0 Million Promissory Note with U.S. Bank dated July 28, 2008.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 12, 2008.

10.30	$4.3 Million Promissory Note with U.S. bank dated September 21, 2007.		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007.

10.31	Mortgage in Favor of U.S. Bank dated September 21, 2007.		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007.

21.1	Subsidiaries of the Registrant	X

31	Rule 13a-14(a)/15d-14(a) Certifications	X

32	Section 1350 Certification	X

*The redacted portions of this exhibit were filed separately with the SEC subject to a request for confidential treatment dated November 14, 2005.

NORTHERN GROWERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee and Members
Northern Growers, LLC

Big Stone City, South Dakota

We have audited the accompanying consolidated balance sheets of Northern Growers, LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, members’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Northern Growers, LLC’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northern Growers, LLC’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Growers, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Northern Growers, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Sioux Falls, South Dakota

February 26, 2009

PEOPLE. PRINCIPLES. POSSIBILITIES.

www.eidebailly.com

200 E. 10th Street, Suite 500 • PO Box 5125 • Sioux Falls, South Dakota 57117-5125 • Phone 605.339.1999 • Fax 605.339.1306 • EOE

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,712,987	$9,182,533
Accounts receivable
Trade related party	6,475,987	5,711,848
Trade	525,851	876,510
Other	316,576	1,005,132
Inventory	9,710,268	11,886,818
Prepaid expenses	127,236	103,678
Margin deposits and commodities contracts	—	6,307,068

Total current assets	29,868,905	35,073,587

PROPERTY AND EQUIPMENT
Land improvements	7,107,452	7,090,574
Equipment	71,005,748	71,186,213
Buildings	15,379,448	15,379,448
	93,492,648	93,656,235
Less accumulated depreciation	(20,261,459)	(15,515,208)

Net property and equipment	73,231,189	78,141,027

OTHER ASSETS
Financing costs, net of amortization of $116,932 and $51,194 as of December 31, 2008 and 2007	229,577	265,491
Assets held for sale	100,000	100,000

Total other assets	329,577	365,491

	$103,429,671	$113,580,105

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$2,037,590	$1,974,139
Accounts payable - corn	6,667,478	5,281,356
Accounts payable - related party	328,566	348,008
Other accrued liabilities	603,768	523,421
Accrued interest	3,750	3,750
Accrued liability for commodity contracts, net of margin deposits	847,398	—
Distribution payable - Northern Growers	—	1,518,840
Distribution payable - minority member	—	—
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	5,785,007	5,695,078

Total current liabilities	16,278,557	15,349,592

LONG-TERM LIABILITIES
Derivative financial instruments	2,496,933	900,826
Long-term notes payable	40,121,940	45,894,139

Total long-term liabilities	42,618,873	46,794,965

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST	10,111,948	11,631,149

MEMBERS’ EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(1,926,632)	(695,076)
Retained earnings	23,625,025	27,777,575

Total members’ equity	34,420,293	39,804,399

	$103,429,671	$113,580,105

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES
Sales related party	$137,146,540	$116,084,868	$105,702,927
Sales	33,632,791	21,408,911	16,349,308
Incentive	645,596	750,001	784,884
Total revenues	171,424,927	138,243,780	122,837,119

COST OF REVENUES	169,595,752	112,694,987	62,731,376

GROSS PROFIT	1,829,175	25,548,793	60,105,743

EXPENSES
General and administrative	3,679,176	4,790,117	6,364,983
Total operating expenses	3,679,176	4,790,117	6,364,983

INCOME (LOSS) FROM OPERATIONS	(1,850,001)	20,758,676	53,740,760

OTHER INCOME (EXPENSES)
Interest income	84,422	509,018	334,512
Interest expense	(3,535,485)	(2,876,464)	(1,261,542)
Other	(6,135)	22,960	21,902
Total other income (expenses)	(3,457,198)	(2,344,486)	(905,128)

INCOME (LOSS) BEFORE MINORITY INTEREST	(5,307,199)	18,414,190	52,835,632

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS	1,154,649	(4,269,470)	(12,132,284)

NET INCOME (LOSS)	(4,152,550)	14,144,720	40,703,348

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss)	(1,231,556)	(550,734)	(144,342)
Total other comprehensive income (loss)	(1,231,556)	(550,734)	(144,342)

COMPREHENSIVE INCOME (LOSS)	$(5,384,106)	$13,593,986	$40,559,006

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.082)	$0.279	$0.804

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$0.238	$0.518

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.030	$0.342	$0.448

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Accumulated
			Additional	Other			Annual
	Capital		Paid-In	Comprehensive	Retained		Comprehensive
	Units	Amount	Capital	Income (Loss)	Earnings	Total	Income (Loss)
BALANCE, JANUARY 1, 2006	50,628,000	$12,657,000	$64,900	$—	$11,227,818	$23,949,718	$16,157,712

Net income	—	—	—	—	40,703,348	40,703,348	40,703,348
Cash flow hedge (loss)	—	—	—	(144,342)	—	(144,342)	(144,342)
Distributions payable	—	—	—	—	(6,787,696)	(6,787,696)	—
Distributions paid	—	—	—	—	(19,458,112)	(19,458,112)	—

BALANCE, DECEMBER 31, 2006	50,628,000	$12,657,000	$64,900	$(144,342)	$25,685,358	$38,262,916	$40,559,006

Net income	—	—	—	—	14,144,720	14,144,720	14,144,720
Cash flow hedge (loss)	—	—	—	(550,734)	—	(550,734)	(550,734)
Distributions payable	—	—	—	—	(1,518,840)	(1,518,840)	—
Distributions paid	—	—	—	—	(10,533,663)	(10,533,663)	—

BALANCE, DECEMBER 31, 2007	50,628,000	$12,657,000	$64,900	$(695,076)	$27,777,575	$39,804,399	$13,593,986

Net income (loss)	—	—	—	—	(4,152,550)	(4,152,550)	(4,152,550)
Cash flow hedge (loss)	—	—	—	(1,231,556)	—	(1,231,556)	(1,231,556)
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2008	50,628,000	$12,657,000	$64,900	$(1,926,632)	$23,625,025	$34,420,293	$(5,384,106)

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(4,152,550)	$14,144,720	$40,703,348
Changes to net income (loss) not affecting cash
Depreciation	5,136,891	4,459,581	2,758,668
Amortization of loan fees	65,738	41,493	9,701
Loss on disposal or impairment of assets	16,975	625,195	450,362
Minority interest in subsidiary’s earnings	(1,154,649)	4,269,470	12,132,284
Decrease (increase) in current assets
Accounts receivable
Related party	(764,139)	733,539	(2,848,745)
Trade	350,659	(25,945)	(422,436)
Other	(767)	50,998	(29,163)
Inventory	2,176,550	(1,826,219)	(6,029,354)
Prepaid expenses	(23,559)	(21,686)	(7,859)
Margin deposits and commodities contracts	6,307,068	247,360	(6,554,428)
Increase (decrease) in current liabilities
Accounts payable
Trade	63,451	719,968	(408,239)
Corn	1,386,122	3,299,552	(381,534)
Related party	(19,442)	(548,670)	376,085
Accrued liabilities	80,347	(25,488)	55,732
Accrued liability for commodity contracts, net of margin deposits	847,398	—	(163,667)
Accrued interest	—	2,429	(2,526)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,316,093	26,146,297	39,638,229

INVESTING ACTIVITIES
Purchase of property and equipment	(571,402)	(18,840,552)	(28,844,044)
Cash received on sale of assets	—	555	31,100
Cash paid for capitalized construction interest	—	(653,413)	(288,312)
Tax refund on construction	1,016,697	262,313	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	445,295	(19,231,097)	(29,101,256)

FINANCING ACTIVITIES
Long-term notes payable issued	—	18,340,126	18,959,874
Principal paid on long-term notes payable	(5,682,270)	(2,828,126)	(1,919,718)
Distributions paid - Northern Growers	(1,518,840)	(17,321,359)	(22,670,206)
Distributions paid - minority member	—	(5,778,520)	(6,792,043)
Cash paid for financing costs	(29,824)	(69,988)	(246,697)

NET CASH (USED FOR) FINANCING ACTIVITIES	(7,230,934)	(7,657,867)	(12,668,790)

NET INCREASE (DECREASE) IN CASH	3,530,454	(742,667)	(2,131,817)

CASH AT BEGINNING OF YEAR	9,182,533	9,925,200	12,057,017

CASH AT END OF YEAR	$12,712,987	$9,182,533	$9,925,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,535,485	$3,612,547	$1,552,337

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$—	$—	$2,173,905
Accounts receivable for tax refund on construction	$142,632	$831,955	$687,184
Distributions payable	$—	$1,518,840	$9,300,096

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                     NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (the “plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET™ Biorefining - Big Stone) (“POET™ Biorefining - Big Stone”), and own a 77.16% interest in POET™ Biorefining - Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET™ Biorefining - Big Stone on a consolidated basis.  On June 26, 2002, the Company began grinding corn and on July 5, 2002, the Company commenced its principal operations at a 40 million gallon nameplate capacity.  On May 14, 2007, the Company completed an expansion to a 75 million gallon nameplate capacity. The Company sells ethanol and related products primarily in the United States.

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

As a result of the exchange, the Cooperative was dissolved, with Whetstone’s capital units distributed to the members of the Cooperative at a rate of one Whetstone capital unit for each share of equity common stock and all voting common stock of the Cooperative was surrendered and retired. In connection with the reorganization, Whetstone subsequently changed its name to Northern Growers, LLC. Under the amended and restated Operating Agreement of Northern Growers, a minimum of 2,500 capital units is required to become a member.  Such units are subject to certain transfer restrictions, including approval by the Board of Managers of Northern Growers. Northern Growers also retains the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units or if a member becomes bankrupt. The Operating Agreement also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue from the sale of ethanol and related products is recorded when title transfers to customers. Generally, ethanol is shipped FOB shipping point and related products are shipped FOB destination point. In accordance with the Company’s agreement for the marketing and sale of ethanol, shipping costs arranged by the marketer are deducted from the gross sales price reported to the Company by the marketer, thus no shipping costs are incurred related to sales of ethanol. For distiller grains, shipping costs incurred by the Company are included as a component of cost of revenues.  Interest income is recognized as earned.

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 30 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management believes that all trade receivables are collectible; therefore, there is no valuation allowance as of December 31, 2008 and 2007.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories at December 31, 2008 and 2007 are as follows:

	2008	2007
Finished goods	$1,875,444	$1,473,720
Raw materials	5,620,800	7,893,195
Work-in-process	1,022,085	1,352,000
Spare parts inventory	1,191,939	1,167,903

	$9,710,268	$11,886,818

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

As part of its trading activity, the Company uses futures and option contracts and ethanol swaps offered through regulated commodity exchanges to reduce risk.  The Company is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts, ethanol swaps and options.

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying consolidated financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and other commodity contracts and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  This derivative activity resulted in losses of $3,201,483 and $1,938,509 for the periods ended December 31, 2008 and December 31, 2007, respectively, and is included in cost of revenues in the statement of operations.  These derivative contracts can be found on the balance sheet under “Accrued liability for commodity contracts, net of margin deposits” for December 31, 2008 and under “Margin deposits and commodities contracts” for December 31, 2007.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreements

During 2007 and 2006 the Company entered into interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements, which both expire August 31, 2014, are accounted for as cash flow hedges under SFAS No. 133, as amended.  Under the terms of the swap agreements, the Company’s net payment is a fixed interest rate on the notional amount in exchange for receiving a variable rate based on one month LIBOR. The swap transactions qualify for the shortcut method of recognition under SFAS No. 133; therefore, no portion of the swap is treated as ineffective. The notional amount of the two interest rate swap agreements was $21,656,250 and $24,131,250 as of December 31, 2008 and 2007, respectively.  A derivative liability to record the fair value of the swap of $2,496,933 and $900,826 has been recorded for December 31, 2008 and December 31, 2007, respectively, with a corresponding entry of $1,231,556 and $550,734 to accumulated other comprehensive loss to the members’ equity section of the consolidated balance sheet and a decrease of $364,551 and $163,023 to minority interest for the years ended December 31, 2008 and 2007, respectively.

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of December 31, 2008 and 2007, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net income (loss) per unit are the same.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin Investments I, LLC in POET™ Biorefining - Big Stone, plus or minus any allocation of income or loss of POET™ Biorefining - Big Stone, plus or minus any allocation of accumulated other comprehensive income or loss, less distributions from POET™ Biorefining - Big Stone. Earnings/losses and distributions of POET™ Biorefining - Big Stone are allocated to its members in proportion to the member’s capital accounts.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Buildings consist of administrative offices, sheds, catwalks, platforms, and mechanical and grain buildings.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

A loss on impairment of assets of $625,195 was recognized by the Company in 2007 and is included in cost of revenues.  A subset of the plant’s thermal oxidizers, built during the original construction of the plant, was deemed impaired for $614,640 when environmental testing indicated that the equipment recently installed to replace the subset was sufficient to meet environmental compliance rules.  The estimated fair market value of  the subset is $100,000, which management intends to sell on the open market, and is listed on the Consolidated Balance Sheet as “Assets held for sale.”  In addition, the Company recorded a loss on disposal of assets of $10,555 for a compilation of several small equipment items that were deemed unusable.

A loss on impairment of assets of $450,362 was recognized by the Company in 2006 and is included in cost of revenues.  Upon the completion and incorporation of BPXTM technology into the plant’s production process in October 2006, there were multiple tanks, motors and other equipment deemed to be unusable.  Two tanks were sold. The Company determined that the balance of the unusable assets was without value as the scrap value of such assets approximated the costs of disposal.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company is not a taxpaying entity for federal and state income tax purposes due to its treatment as a partnership.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  Income of the Company is taxed to the members in their respective returns.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for fiscal years prior to 2005.

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

As of December 31, 2008 the Company’s net assets exceeded their tax basis by approximately $35,700,000.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related products are corn expense, energy expense (steam, natural gas and electricity), raw materials expense (chemicals and denaturant), shipping costs on sales, depreciation on process equipment and direct labor costs.

Shipping costs incurred by the Company are recorded as a component of cost of revenues. Shipping costs in cost of revenues includes inbound freight charges on inventory, outbound freight charges on related product and purchasing and receiving costs.

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, administrative salaries and wages, insurance expense and professional fees (legal, audit and consulting).

Advertising Costs

Advertising and promotion costs are expensed when incurred and totaled $129,074, $203,386 and $113,467 for the years ended December 31, 2008, 2007 and 2006, respectively.

Capitalization of Interest

The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost of developing or constructing an asset. The Company capitalized $0, $653,413 and $288,312 of interest for the years ending December 31, 2008, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made to the 2006 and 2007 financial statements to conform to the presentation in 2008. These reclassifications had no change in previously reported net income.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R Business Combinations (“SFAS 141R”).  The objective of SFAS 141R is to improve the information provided in financial reports about a business combination and its effects. SFAS 141R retains the requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS 141R is effective for business combination transactions the Company enters into for which the acquisition date is on or after January 1, 2009. Earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 141R and will apply the statement to any business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position and the related disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company’s financial statements issued for the first quarter of 2009. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The Company is

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluating the effect, if any, that the adoption of these pronouncements will have on its results of operations, financial position and the related disclosures.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for the Company’s year beginning January 1, 2009. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

NOTE 3 -                     FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to the financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

The SFAS 157 requirements for certain nonfinancial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2.  Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include assets held for sale, corn inventory, ethanol inventory and distillers grains inventory.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operation or cash flows.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Consolidated
	Balance Sheets	Fair Value	Fair Value Measurement Using
	December 31, 2008	December 31, 2008	Level 1	Level 2	Level 3
Margin deposits and commodities contracts	$1,819,968	$1,819,968	$1,819,968
Corn purchase contracts	$(2,667,366)	$(2,667,366)		$(2,667,366)
Derivative financial instruments	$(2,496,933)	$(2,496,933)		$(2,496,933)

Margin deposits and commodities contracts principally includes corn and natural gas futures and option contracts and ethanol swaps.  The fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and are designated as Level 1 within the valuation hierarchy.  The Company’s corn purchase contracts consist of forward purchase commitments and are included in Margin deposits and commodities contracts if positive and in Accrued liability for commodity contracts if negative.  The fair value for these agreements were determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets, and are designated as Level 2 within the valuation hierarchy.  Derivative financial instruments consists of interest rate swaps at fair value using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2008 and 2007.  The Company’s other significant classes of financial instruments on the balance sheets for which the carrying amounts and estimated fair values differ at December 31, 2008 and 2007 are detailed below.

Due to declining interest rates since the inception of certain long-term notes, the carrying amount of the fixed-rate, long-term note payable obligations were less than fair value at December 31, 2008 and 2007. As the following table presents, the carrying amount and the fair value of long-term note payable obligations at December 31, 2008 and 2007 are as follows:

	Carrying Amount	Fair Value

Long-term notes payable December 31, 2008	$45,906,947	$46,319,988
Long-term notes payable December 31, 2007	$51,589,217	$51,652,937

The Company believes the carrying amount of short-term notes payable approximates their value due to the short maturity of these instruments.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -       NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at December 31, 2008 and December 31, 2007.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bore interest at 5.94% and matured May 1, 2008 and was paid in full.  The balance of this note was $0 at December 31, 2008 and December 31, 2007.

On August 28, 2006, POET™ Biorefining - Big Stone and U.S. Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3,000,000 and $5,000,000 revolving notes into one note.  On September 21, 2007, an amendment to the loan agreement became effective.  The purpose of the amendment was to finance the purchase and construction of additional grain storage bins and equipment ($4,300,000) and obtain a $9,000,000 short-term revolving loan. Under the amended and restated loan agreement and the September 21, 2007 amendment, POET™ Biorefining - Big Stone is subject to six notes:  Note #174, a $3,900,000 variable-rate, non-revolving note;  Note #158, a $15,800,000 fixed-rate note; Note #91, an $8,000,000 variable-rate, revolving long term note; Note #190, a $33,000,000 construction note; Note #232, a $4,300,000 variable-rate note; and Note #216, a $9,000,000 variable-rate, revolving short-term note.

Note #174, the $3,900,000 variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 3.25% at December 31, 2008. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15,800,000 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1,200,000 fixed rate note, was retired on April 30, 2007.

Note #91, the $8,000,000 variable rate, revolving note, permits POET™ Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8,000,000. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (3.25% at December 31, 2008). Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of 0.0375% and prepayment is without penalty.  The amount available on this note was $8,000,000 at December 31, 2008 and December 31, 2007.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($21,656,250 as of December 31, 2008) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (3.211% at December 31, 2008).

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #232, the $4,300,000 note, is subject to a variable rate of LIBOR plus 3.00% (4.431% at December 31, 2008), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9,000,000 short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9,000,000. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (4.437% at December 31, 2008).  The loan is subject to a quarterly unused commitment fee of 0.250% per year, assessed quarterly in arrears. The total unpaid principal balance is due at maturity, or July 28, 2009.  The amount available on this note was $9,000,000 at December 31, 2008 and December 31, 2007.

POET™ Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in compliance at December 31, 2008 with the exception of the fixed charge coverage ratio.  The bank subsequently waived compliance of the fixed charge coverage ratio on February 11, 2009 for the December 31, 2008 compliance date.  On February 19, 2009, the bank adjusted the 2009 requirements of the fixed charge coverage ratio covenant such that the Company believes it will be in compliance with this and all covenants for each of the four quarters of 2009.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

The balance of the long-term notes payable as of December 31, 2008 and 2007 is as follows:

	2008	2007

Note #174	$2,437,500	$2,827,500
Note #158	11,064,447	12,440,717
Note #117	—	—
Note #190	28,875,000	32,175,000
Note #232	3,530,000	4,146,000

	45,906,947	51,589,217
Less current portion	(5,785,007)	(5,695,078)

	$40,121,940	$45,894,139

At December 31, 2008 and 2007, there were no outstanding borrowings against the long-term variable rate revolving note and the balance available on this note was $8,000,000.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Year Ending December 31,	Amount

2009	$5,785,007
2010	5,881,649
2011	5,984,606
2012	11,514,685
2013	3,916,000
January 1, 2014 to August 31, 2014	12,825,000

$45,906,947

NOTE 5 -       RELATED PARTY TRANSACTIONS

Northern Growers and Broin Investments I, LLC, are the members of POET™ Biorefining - Big Stone. Northern Growers invested $12,500,000 and Broin Investments I, LLC invested $3,700,000 in POET™ Biorefining - Big Stone for their respective ownership interests of 77.16% and 22.84%. In accordance with the Member Control Agreement of POET™ Biorefining - Big Stone, Broin Investments I, LLC, has the right to elect two of seven members of the Board of Managers of POET™ Biorefining - Big Stone.

Additional agreements with related parties are included in Note 6.

NOTE 6 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Due to the name change of Broin Companies, LLC (“Broin”) to POET™, LLC in early 2007 and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations and marketing are now with newly named entities containing POET™. All of the newly named POET™-related entities are the same Broin-related entities that existed prior to the Broin to POET™ name change.  Broin Investments I, LLC, the minority member of POET™ Biorefining - Big Stone, has not changed its name, yet is still a related party to all POET™-named companies listed here.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ethanol Marketing Agreement — The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET™ Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.  The Company has sales commitments with POET™ Ethanol Products of approximately 15.5 million gallons over the next twelve months, of which 14 million gallons are contracted at a variable price and 1.5 million gallons are contracted at a fixed sales price with a weighted average of $1.90 per gallon. The Company purchases all of its denaturant through POET™ Ethanol Products.

Management Agreement — On April 20, 2005, the Company renewed its agreement with POET™ Plant Management, LLC (formerly known as Broin Management, LLC) for the management and operation of the plant. The new agreement terminates on June 30, 2015.  In exchange for management services, POET™ Plant Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus based on a percentage of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to POET™ Plant Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the plant.

Technology and Patent Rights License Agreement - On October 25, 2005, the Company entered into a Technology and Patent Rights License Agreement with POET™ Research Inc. (formerly known as Broin and Associates, Inc.).  Under this agreement, POET™ Research grants the Company a non-exclusive license to use certain technology and patents owned, developed, or obtained by POET™ Research relating to the ethanol and related product production processes. The Company is required to pay an annual licensing fee for the right to use such technology and patents. The agreement terminates on June 30, 2015.

Risk Management Agreement — On April 1, 2007, the Company entered into a new corn and natural gas price risk management agreement with POET™ Risk Management.  The new risk management agreement became effective on July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  In exchange for providing certain risk management services relating to corn and natural gas prices, including hedging and pooling services, the Company pays POET™ Risk Management an annual fee, payable in quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.

Distillers Grains Marketing Agreement — On March 8, 2002 the Company entered into an agreement with POET™ Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains.  The agreement terminates March 8, 2012, but renews for a five year term unless either party provides the other party a 90 day notice of termination prior to the renewal date.  The agreement provides for an agency relationship as POET™ Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.  The Company has entered into forward contracts to sell approximately 15,000 tons of various distiller grains at an average fixed price of approximately $190 per ton as of December 31, 2008.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and expenses related to agreements with related parties for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Ethanol gross revenues	$137,146,540	$116,084,868	$105,702,927
Denaturant expense	4,621,203	4,352,347	4,105,335
Management fees expense	587,089	1,592,821	3,440,001
Licensing fees expense	532,832	428,981	82,739
Marketing fees expense - all products	1,362,382	952,888	659,874

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

Steam — The Company has an agreement with the co-owners of the Big Stone Plant (“Big Stone Plant”), Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service, for the use of steam in the ethanol production process. The rate for a minimum amount is set at a base rate, adjusted annually for changes in the cost of energy, and any amount over the base rate is set at a market rate. The agreement commenced on June 1, 2002 and has a term of ten years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date.

Expenses related to the property lease and steam agreements for the years ended December 31, 2008, 2007 and 2006 were $4,444,553, $2,962,099 and $3,052,753, respectively.

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Years Ending	Lease	Management	Purchase
December 31,	Agreements	Agreements	Agreements	Total
2009	$2,520	$566,849	$217,080	$786,449
2010	2,520	566,849	217,080	786,449
2011	2,646	566,849	217,080	786,575
2012	2,646	509,996	90,450	603,092
2013	2,646	491,045	—	493,691
2014-2100	364,177	736,567	—	1,100,744
	$377,155	$3,438,155	$741,690	$4,557,000

Corn Delivery — On August 9, 2005, POET™ Biorefining - Big Stone agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’ members are no longer obligated to deliver corn to the plant. Instead, the plant purchases all of its corn from local corn producers and the open market.  In addition, POET™ Biorefining - Big Stone agreed to honor all member

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forward contracts for 2006 delivery if the contract was written by September 15, 2005.  Purchases of corn from corn delivery agreements and cash contracts from the Northern Growers’ members totaled approximately $60,957,000, $36,357,000 and $26,346,000 for the years ending December 31, 2008, 2007 and 2006, respectively, of which $4,409,611 and $3,898,937 was recorded as a liability at December 31, 2008 and 2007, respectively.

Incentive Revenue - The Company previously received incentive payments from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. The program ended June 30, 2006.  The USDA had set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive was calculated on the USDA fiscal year of October 1 to September 30. Revenue of $31,385 and $26,835 was earned for the USDA program years ended September 30, 2006 and 2005, respectively. Incentive revenue of $0, $0 and $8,551 was recorded for the twelve months ended December 31, 2008, 2007 and 2006, respectively, for this program due to the variability of program rules for payout ratios.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $500,000, $645,596 and $750,000 for the program years ended June 30, 2009, 2008 and 2007, respectively. Incentive revenue of $645,596, $750,001 and $776,333 was recorded for the twelve months ended December 31, 2008, 2007 and 2006, respectively, for this program.

Capital Unit Trading - On March 8, 2004, Northern Growers’ members and non-members began trading Northern Growers capital units on an alternative trading system operated by Alerus Securities Corporation of West Fargo, North Dakota.

Environmental Contingency - The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.

The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding non-material matters that may arise.

In January 2003, the U.S. Environmental Protection Agency (U.S. EPA) issued formal information requests to, among others, plants designed, constructed, and/or managed by POET™ Design and Construction and POET™ Plant Management. The Company’s plant was a subject of these requests. The requests required that the  plants provide the EPA with certain data regarding emissions.

On January 14, 2009, the Company’s plant received from the U.S. EPA a written Notice of Violation (NOV).  The NOV alleges that the Company’s plant violated the Clean Air Act by failing to adequately maintain a regulated level of air pollutants under the plant’s Title V air permit, and by conducting invalid testing for compliance with such limit.  Following the receipt of the NOV, the plant had a meeting with the U.S. EPA to discuss the NOV.

A penalty assessment is currently under consideration by the EPA.  While it is likely that the Company will be assessed penalties and/or fines related to these occurrences, none have been assessed as of the date of this report.  Any potential penalties and/or fines, are not expected to be material to the Company.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corrective actions have been taken related to these occurrences.  Capital expenditures are required to minimize environmental risk.  As discussed in Note 12 — Subsequent Event, on January 22, 2009, a capital improvement project for approximately $1 million has been approved. This project, which will involve the construction of improvements to the dryer and thermal oxidizer, is expected to be capitalized and financed with cash from operations.

NOTE 7 -       DISTRIBUTIONS

POET - Big Stone Distribution Date	POET - Big Stone Approved Distribution	Northern Growers Amount Received	Minority Member Amount Received	Northern Growers Distribution Date	Distributions paid to Northern Growers Members	Quarter - Year for Northern Growers Tax Purposes and Liability Recorded

1/24/2006	$4,162,763	$3,211,988	$950,775	1/30/2006	$3,212,093	4th Quarter 2005
5/1/2006	$3,675,448	$2,835,976	$839,472	5/8/2006	$2,760,998	1st Quarter 2006
8/2/2006	$10,899,284	$8,409,888	$2,489,396	8/7/2006	$8,359,696	2nd Quarter 2006
10/30/2006	$11,000,000	$8,487,600	$2,512,400	11/6/2006	$8,337,419	3rd Quarter 2006
1/26/2007	$11,000,000	$8,487,600	$2,512,400	1/29/2007	$6,787,696	4th Quarter 2006
4/24/2007	$9,000,000	$6,944,400	$2,055,600	4/25/2007	$6,444,439	1st Quarter 2007
7/27/2007	$5,300,000	$4,089,480	$1,210,520	8/2/2007	$4,089,224	2nd Quarter 2007
1/29/2008	$—	$—	$—	1/29/2008	$1,518,840	4th Quarter 2007

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

NOTE 9 -       401(K) PLAN

On February 1, 2003, the Company set up a 401(k) plan for substantially all employees who work more than 1,000 hours per year. Employees can make voluntary contributions up to federally designated limits. The Company matches employee voluntary contributions at a 50% level up to an effective maximum of 2% of grossemployee pay. Eligible employees are always fully vested in their account balances resulting from employee voluntary contributions. The Company 401(k) expense for the years ended December 31, 2008, 2007 and 2006 was $34,978, $25,283 and $33,646, respectively.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2008:

Total revenues	$43,374,017	$45,776,791	$47,777,435	$34,496,684
Gross profit (loss)	3,309,166	3,942,954	(4,901,122)	(521,823)
Operating income (loss)	2,405,794	2,928,091	(5,644,305)	(1,539,581)
Income (loss) before Minority Interest	1,454,237	2,033,115	(6,484,552)	(2,309,999)
Minority interest in subsidiary (income) loss	(351,359)	(474,053)	1,468,919	511,142
Net income (loss)	1,102,878	1,559,062	(5,015,633)	(1,798,857)
Basic earnings (loss) per unit	0.022	0.031	(0.099)	(0.036)

Year Ended December 31, 2007:

Total revenues	$32,193,532	$34,977,104	$40,200,101	$30,873,043
Gross profit (loss)	9,091,141	4,349,497	8,802,914	3,305,241
Operating income (loss)	7,690,390	3,320,726	7,501,694	2,245,866
Income (loss) before Minority Interest	7,524,659	2,732,543	6,755,378	1,401,610
Minority interest in subsidiary (income) loss	(1,745,148)	(633,687)	(1,549,455)	(341,180)
Net income (loss)	5,779,511	2,098,856	5,205,923	1,060,430
Basic earnings (loss) per unit	0.114	0.041	0.103	0.021

Year Ended December 31, 2006:

Total revenues	$25,944,116	$31,839,903	$34,896,320	$30,156,780
Gross profit (loss)	8,663,189	15,741,041	20,163,657	15,537,856
Operating income (loss)	7,548,135	14,182,345	18,347,680	13,662,600
Income (loss) before Minority Interest	7,306,106	13,951,973	18,097,633	13,479,920
Minority interest in subsidiary (income) loss	(1,678,944)	(3,196,560)	(4,137,618)	(3,119,162)
Net income (loss)	5,627,162	10,755,413	13,960,015	10,360,758
Basic earnings (loss) per unit	0.111	0.212	0.276	0.205

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.  Basic earnings or loss per unit are presented on the 50,628,000 units currently issued and outstanding.

NOTE 11 -       UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during the six months ending December 31, 2008. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 80% of total revenues and corn costs historically average 50 to 60% of cost of revenues.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our net income decreased by approximately $2.9 million from a net income of $1.1 million for the three months ended December 31, 2007 to a net loss of $1.8 million for the three months ended December 31, 2008.  For the twelve month periods, our net income decreased by approximately $18.3 million, from a net profit of $14.1 million in 2007 compared to a net loss of $4.2 million in 2008. The decrease between periods was the result of rising corn costs which were not offset by rises in ethanol prices. Corn costs were primarily affected by a 26% and 42% increase in the market price of corn between the three and twelve month periods, respectively. Prices increased due to increases in demand for grain from global markets, increased speculation in the commodity markets including oil and corn, low corn carryout from 2007, and inclement spring weather. Corn costs also rose between quarters due to a change in value of our market-to-arrive contracts, which were adversely affected by the change in market price. We experienced a 3% decrease and a 2% rise in ethanol prices between the three and twelve months ended, respectively; however, the twelve month increase was not enough to offset the increase in corn costs. Ethanol prices remained relatively flat despite the increase in the price of corn and oil.

We anticipate that our results of operations into 2009 will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and possible volatility in the commodity markets. While the market price of corn has since dropped to $4.07 per bushel on December 31, 2008 as quoted on the CBOT for March 2009 futures from a peak of $8.05 per bushel on June 26, 2008 as quoted on the CBOT for March 2009 futures, it still remains relatively volatile. The volatility is due to various factors, including uncertainty with respect to the corn carryout in 2008, volatility in the demand for grain from global and national markets, speculation in the commodity markets, volatility in the demand for corn from the ethanol industry and the severe downturn of the global financial markets. Concurrently, the price of ethanol ($1.57 per gallon as of February 25, 2009 on the CBOT for March 2009 futures) is expected to lag due to excess supply in the market and sluggish demand growth. Consequently, we expect 2009 margins to be tight or exist not at all, though not on the scale as the third quarter of 2008. Further plant shutdowns in the industry may result. According to the Renewable Fuels Association, 24 of 180 ethanol plants in the United States have shut down over the last three months.  Other sources estimate that 15% to 25% of the country’s ethanol capacity has been idled.  There is reason for cautious optimism, however. The ethanol supply situation, though uncertain as to exact timing, is anticipated to correct itself through the postponement and cancellation of new construction due to current market conditions. Moreover, U.S. Agriculture Secretary Tom Vilsack has been quoted recently saying that the Agriculture Department is in discussions with the Environmental Protection Agency about raising the amount of ethanol allowed to be blended into the U.S. gasoline supply. Our liquidity position also remains positive.

NOTE 12 -    SUBSEQUENT EVENT

Construction Project- On January 22, 2009, POET Biorefining - Big Stone’s board of managers approved a capital improvement project for approximately $1 million. The project, which will involve the construction of improvements to the dryer and thermal oxidizer, is expected to be financed from cash from operations.