Form 10-Q
period 2009-03-31
NORTHERN GROWERS LLC
filed 2009-05-15
CIK 1177314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 1, 2009, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,631,576	$12,712,987
Accounts receivable
Trade related party	5,085,223	6,475,987
Trade	1,119,376	525,851
Other	8,413	316,576
Inventory	11,668,362	9,710,268
Prepaid expenses	237,482	127,236
Margin deposits	426,858	1,543,287

Total current assets	27,177,290	31,412,192

PROPERTY AND EQUIPMENT
Land improvements	7,107,452	7,107,452
Equipment	70,990,337	71,005,748
Buildings	15,379,448	15,379,448
	93,477,237	93,492,648
Less accumulated depreciation	(21,550,381)	(20,261,459)

Net property and equipment	71,926,856	73,231,189

OTHER ASSETS
Financing costs, net of amortization of $131,591 and $116,932 as of March 31, 2009 and December 31, 2008	214,918	229,577
Assets held for sale	100,000	100,000

Total other assets	314,918	329,577

	$99,419,064	$104,972,958

See Notes to  Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,571,311	$2,037,590
Accounts payable - corn	5,453,292	6,667,478
Accounts payable - related party	198,732	328,566
Other accrued liabilities	923,644	603,768
Accrued interest	3,750	3,750
Accrued liability for commodity contracts	72,093	2,390,685
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	5,808,597	5,785,007

Total current liabilities	14,036,419	17,821,844

LONG-TERM LIABILITIES
Derivative financial instruments	2,313,919	2,496,933
Long-term notes payable	38,660,828	40,121,940

Total long-term liabilities	40,974,747	42,618,873

EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(1,785,418)	(1,926,632)
Retained earnings	23,363,464	23,625,025

Total Northern Growers, LLC equity	34,299,946	34,420,293

Noncontrolling interest	10,107,952	10,111,948

Total equity	44,407,898	44,532,241

	$99,419,064	$104,972,958

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

REVENUES
Sales related party	$23,031,678	$35,085,576
Sales	7,099,248	8,226,179
Incentive	83,333	62,262
Total revenues	30,214,259	43,374,017

COST OF REVENUES	28,917,373	40,064,851

GROSS PROFIT	1,296,886	3,309,166

EXPENSES
General and administrative	897,932	903,372
Total operating expenses	897,932	903,372

INCOME FROM OPERATIONS	398,954	2,405,794

OTHER INCOME (EXPENSES)
Interest income	7,720	21,985
Interest expense	(715,913)	(975,417)
Other	1,882	1,875
Total other income (expenses)	(706,311)	(951,557)

NET INCOME (LOSS)	(307,357)	1,454,237

LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	45,796	(351,359)

NET INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	(261,561)	1,102,878

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss) attributable to Northern Growers, LLC	141,214	(630,131)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	$(120,347)	$472,747

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.005)	$0.022

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$—

DISTRIBUTIONS PER CAPITAL UNIT PAID	$—	$0.030

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

				Accumulated		Total
			Additional	Other		Northern	Noncontrolling
	Capital		Paid-In	Comprehensive	Retained	Growers, LLC	Interest
	Units	Amount	Capital	Income (Loss)	Earnings	Equity	Equity

BALANCE, JANUARY 31, 2008	50,628,000	$12,657,000	$64,900	$(695,076)	$27,777,575	$39,804,399	$11,631,148

Net income (loss)	—	—	—	—	(4,152,550)	(4,152,550)	(1,154,649)
Cash flow hedge (loss)	—	—	—	(1,231,556)	—	(1,231,556)	(364,551)
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2008	50,628,000	$12,657,000	$64,900	$(1,926,632)	$23,625,025	$34,420,293	$10,111,948

Net income (loss)	—	—	—	—	(261,561)	(261,561)	(45,796)
Cash flow hedge income (loss)	—	—	—	141,214	—	141,214	41,800
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, MARCH 31, 2009	50,628,000	$12,657,000	$64,900	$(1,785,418)	$23,363,464	$34,299,946	$10,107,952

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(261,561)	$1,102,878
Changes to net income (loss) not affecting cash
Depreciation	1,288,923	1,276,088
Amortization of loan fees	14,659	17,405
Noncontrolling interest in subsidiary’s earnings (losses)	(45,796)	351,359
Decrease (increase) in current assets
Accounts receivable
Related party	1,390,764	(2,845,843)
Trade	(593,525)	9,486
Other	165,531	103,733
Inventory	(1,958,094)	(4,423,115)
Prepaid expenses	(110,247)	(125,833)
Margin deposits	1,116,429	(4,656,466)
Commodities contracts	—	(2,649,612)
Increase (decrease) in current liabilities
Accounts payable
Trade	(466,279)	668,098
Corn	(1,214,186)	(646,114)
Related party	(129,834)	20,204
Accrued liabilities	319,876	167,900
Accrued liability for commodity contracts	(2,318,592)	—
Accrued interest	—	61

NET CASH (USED FOR) OPERATING ACTIVITIES	(2,801,932)	(11,629,771)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,631)	(53,695)
Tax refund on construction	163,674	985,470

NET CASH PROVIDED BY INVESTING ACTIVITIES	158,043	931,775

FINANCING ACTIVITIES
Short-term notes payable issued	—	25,000
Long-term notes payable issued	—	1,918,771
Principal paid on long-term notes payable	(1,437,522)	(1,413,366)
Distributions paid - Northern Growers	—	(1,518,840)
Cash paid for financing costs	—	(10,234)
Checks in excess of bank balances	—	2,984,166

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(1,437,522)	1,985,497

NET INCREASE (DECREASE) IN CASH	(4,081,411)	(8,712,499)

CASH AT BEGINNING OF PERIOD	12,712,987	9,182,533

CASH AT END OF PERIOD	$8,631,576	$470,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$715,913	$975,356

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts receivable for tax refund on construction	$—	$139,162

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (the “plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET™ Biorefining — Big Stone) (“POET™ Biorefining — Big Stone”), and own a 77.16% interest in POET™ Biorefining — Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET™ Biorefining — Big Stone on a consolidated basis.  On June 26, 2002, the Company began grinding corn and on July 5, 2002, the Company commenced its principal operations at a 40 million gallon nameplate capacity.  On May 14, 2007, the Company completed an expansion to a 75 million gallon nameplate capacity. The Company sells ethanol and related products primarily in the United States.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

These financial statements and notes included in this Form 10-Q report should be read in conjunction with the company’s 2008 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.

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

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of March 31, 2009 and December 31, 2008, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also requires those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP effective April 1, 2009 and apply its provisions prospectively.

Newly Adopted Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities. The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 6 — Commodity Hedging Contracts for additional disclosures required by SFAS No. 161.

Noncontrolling Interests in Consolidated Financial Statements. On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company’s adoption of SFAS No. 160 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material affect on the Company’s reported financial position or results of operations.

Fair Value Measurements. On January 1, 2009, the Company adopted FASB Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS No. 157-2 was immaterial to the Company’s results of operations, cash flows or financial positions.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the presentation in 2009. These reclassifications had no change in previously reported net income.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. On January 1, 2009, we adopted the requirements of SFAS 157 that had been deferred under FSP 157-2. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the three months ended March 31, 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Consolidated
	Balance Sheets	Fair Value	Fair Value Measurement Using
	March 31, 2009	March 31, 2009	Level 1	Level 2	Level 3
Commodities contracts	$984,664	$984,664	$984,664

Corn purchase contracts	$(1,056,757)	$(1,056,757)		$(1,056,757)

Derivative financial instruments	$(2,313,919)	$(2,313,919)		$(2,313,919)

Commodities contracts principally includes corn and natural gas futures and option contracts and ethanol swaps.  The fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and are designated as Level 1 within the valuation hierarchy.  The Company’s corn purchase contracts consist of forward purchase commitments and are included in Commodities contracts if positive and in Accrued liability for commodity contracts if negative.  The fair value for these agreements were determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets, and are designated as Level 2 within the valuation hierarchy.  Derivative financial instruments consists of interest rate swaps at fair value using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of variable interest rates underlying such financial instruments that approximate prevailing market rates at March 31, 2009 and December 31, 2008.

NOTE 4 -       DERIVATIVE FINANCIAL INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

During the first quarter of 2008, the FASB issued FASB Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities.”  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective with the first quarter of 2009.

As of March 31, 2009, the Company has entered into ethanol, natural gas and corn derivative instruments and interest rate swap agreements.  SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

Commodity Contracts

The Company enters into ethanol and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date.  In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effect of price volatility.  These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. All commodity contracts do not qualify for hedge accounting under SFAS 133.

Interest Rate Contracts

The Company manages its floating rate debt using interest rate swaps. The Company will enter into fixed rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At March 31, 2009, the Company had approximately $21,037,500 of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR plus 2.75%) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”). The value of the interest rate swap agreement included in AOCI is expected to be recognized into earnings over the remaining life of the interest rate swap which expires on August 31, 2014.

All interest rate swaps held by the Company as of March 31, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.

The following tables provide details regarding the Company’s derivative financial instruments at March 31, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate swap		$—	Long-term liabilities	$2,313,919
Total derivatives designated as hedging instruments under Statement 133		$—		$2,313,919
Derivative not designated as hedging instruments under Statement 133
Commodities contracts		—	Current liabilities	72,093
Total derivatives not designated as hedging instruments under Statement 133		$—		$72,093

Total Derivatives		$—		$2,386,012

	Amount of
	Gain (Loss)	Location of	Amount of
	Recognized	Gain (loss)	Gain (Loss) Reclassified		Amount of
	in OCI on	Reclassified	from Accumulated		Gain (Loss)
Derivative in	Derivative -	from	OCI into	Location of	Recognized in Income on
Statement 133	Three Months	Accumulated	Income on Derivative - Three	Gain (Loss)	Derivative - Three Months
Cash Flow Hedging	ended March 31,	OCI into	Months ended March 31,	Recognized	March 31,
Relationship	2009	Income	2009	in Income	2009
Interest rate swaps	$141,214		$—	Interest Expense	$247,598
Total	$141,214		$—		$—

		Amount of
		Gain (Loss)
		Recognized
		in Income on
	Location of	Derivative -
	Gain (Loss)	Three Months
	Recognized	ended March 31,
Derivatives not Designated as Hedging Instruments under Statement 133	in Income	2009
Commodities contracts	Cost of revenues	$2,313,603
Total		$2,313,603

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -       NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at March 31, 2009 and December 31, 2008.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bore interest at 5.94% and matured May 1, 2008 and was paid in full.  The balance of this note was $0 at March 31, 2009 and December 31, 2008.

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

Note #174, the $3,900,000 variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 3.25% at March 31, 2009. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15,800,000 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1,200,000 fixed rate note, was retired on April 30, 2007.

Note #91, the $8,000,000 variable rate, revolving note, permits POET™ Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8,000,000. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (3.25% at March 31, 2009). Quarterly payments of interest on any unpaid balance are due

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of 0.0375% and prepayment is without penalty.  The amount available on this note was $8,000,000 at March 31, 2009 and December 31, 2008.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($21,037,500 as of March 31, 2009) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (3.268% at March 31, 2009).

Note #232, the $4,300,000 note, is subject to a variable rate of LIBOR plus 3.00% (3.496% at March 31, 2009), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9,000,000 short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9,000,000. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (3.500% at March 31, 2009).  The loan is subject to a quarterly unused commitment fee of 0.250% per year, assessed quarterly in arrears. The total unpaid principal balance is due at maturity, or July 30, 2008.  The amount available on this note was $9,000,000 at March 31, 2009 and December 31, 2008.

POET™ Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in compliance at March 31, 2009 with the exception of the fixed charge coverage ratio.  The bank subsequently waived compliance of the fixed charge coverage ratio on May 14, 2009 for the March 31, 2009 compliance date.  On May 14, 2009, the bank adjusted the 2009 requirements of the fixed charge coverage ratio covenant such that the Company believes it will be in compliance with this and all covenants for each of the remaining three quarters of 2009.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance of the long-term notes payable as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008 *
	(Unaudited)

Note #174	$2,340,000	$2,437,500
Note #158	10,703,425	11,064,447
Note #117	—	—
Note #190	28,050,000	28,875,000
Note #232	3,376,000	3,530,000

	44,469,425	45,906,947
Less current portion	(5,808,597)	(5,785,007)

	$38,660,828	$40,121,940

* Derived from audited financial statements.

At March 31, 2009 and December 31, 2008, there were no outstanding borrowings against the long-term variable rate revolving note and the balance available on this note was $8,000,000.

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending March 31,	Amount

2010	$5,808,597
2011	5,906,781
2012	13,076,047
2013	3,916,000
2014	3,916,000
2014 to August 31, 2015	11,846,000

$44,469,425

NOTE 6 -       INVENTORY

Inventory consisted of the following:

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2009	2008 *

Finished goods	$2,593,603	$1,875,444
Raw materials	6,737,552	5,620,800
Work-in-process	1,048,978	1,022,085
Spare parts inventory	1,288,229	1,191,939

	$11,668,362	$9,710,268

* Derived from audited financial statements.

NOTE 7 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

Ethanol Marketing Agreement — The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET™ Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.  The Company has sales commitments with POET™ Ethanol Products of approximately 11.0 million gallons over the next nine months, of which 9.6 million gallons are contracted at a variable price and 1.4 million gallons are contracted at a fixed sales price with a weighted average of $1.89 per gallon. The Company purchases all of its denaturant through POET™ Ethanol Products.

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

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
March 31,	Agreements	Agreements	Agreements	Total

2010	$2,520	$567,340	$217,080	$786,940
2011	2,520	567,340	217,080	786,940
2012	2,636	567,340	217,080	787,056
2013	2,646	491,536	36,180	530,362
2014	2,646	491,536	—	494,182
2015-2100	362,376	614,420	—	976,796

	$375,344	$3,299,512	$687,420	$4,362,276

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

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $666,667 and $645,596 for the program years ended June 30, 2009 and 2008, respectively. Incentive revenue of $83,333 and $62,262 was recorded for the three months ended March 31, 2009 and 2008, respectively, for this program.

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

A penalty assessment is currently under consideration by the EPA.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report, none have been assessed.  Any potential penalties and/or fines, while possibly significant, are not expected to be material to the Company.

Corrective actions have been taken related to these occurrences.  Capital expenditures are required to minimize environmental risk.  On January 22, 2009, a capital improvement project for approximately $1 million has been approved. This project, which will involve the construction of improvements to the dryer and thermal oxidizer, is expected to be capitalized and financed with cash from operations.  No work has been completed on this project as of March 31, 2009.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       DISTRIBUTIONS

During January 2008, Northern Growers approved a distribution which it paid from cash reserves.  On January 29, 2008, Northern Growers paid a distribution of $1,518,840 to its members of record as of December 31, 2007.

NOTE 9 -       CAPITAL UNITS

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

NOTE 10 -     UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during the three months ending March 31, 2009. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 80% of total revenues and corn costs historically average 50% to 60% of cost of revenues.

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

The Company had a net loss of $261,000 for the three months ended March 31, 2009 compared to a net income of $1.10 million for the three months ended March 31, 2008. This change is primarily attributed to a decrease of $12.05 million in ethanol revenues, offset by a decrease of $8.24 million in corn costs. Ethanol revenues decreased because of a decrease in sales volume and price. Sales volume decreased 12% primarily because of a decrease in ethanol production. Ethanol prices per gallon decreased 25% between periods because of excess supply in the market which has continued to depress prices since the summer of 2008. Conversely, our corn costs per bushel decreased 22% from 2008 to 2009 primarily due to a decrease in the market price of corn and benefits resulting from hedging strategies.

We anticipate that our results of operations into 2009 will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets. While the market price of corn has since dropped to $4.05 per bushel on March 31, 2009 as quoted on the CBOT for May 2009 futures from $4.18 per bushel on December 31, 2008 as quoted on the CBOT for May 2009 futures, it still remains relatively volatile. The volatility is due to various factors, including uncertainty with respect to the corn carryout in 2008, volatility in the demand for grain from global and national markets, speculation in the commodity markets, uncertain demand for corn from the ethanol industry, and the severe downturn of the global financial markets. Concurrently, the price of ethanol ($1.72 per gallon as of May 13, 2009 on the CBOT for June 2009 futures) is expected to continue to remain low due to excess supply in the market and sluggish demand growth. Consequently, we expect our margins for the remainder of 2009 to be tight or exist not at all, though not on the scale as the third and fourth quarters of 2008.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Despite our results and uncertainties, our liquidity position remains positive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three months ended March 31, 2009, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2008.

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

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET™ Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through POET™ Nutrition, Inc., which exclusively markets and sells the product to livestock feeders primarily located in the continental U.S.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets. Excess ethanol supply in the market puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas, although our plant’s use of natural gas is offset by the use of steam supplied from the adjacent power plant, Big Stone Plant. The cost of corn and natural gas generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Executive Summary

We had a net loss of $261,000 for the three months ended March 31, 2009 compared to a net income of $1.10 million for the three months ended March 31, 2008. This change is primarily attributed to a decrease of $12.05 million in ethanol revenues, offset by a decrease of $8.24 million in corn costs. Ethanol revenues decreased because of a decrease in sales volume and price. Sales volume decreased 12% primarily because of a decrease in ethanol production. Ethanol prices per gallon decreased 25% between periods because of excess supply in the market which has continued to depress prices since the summer of 2008. Conversely, our corn costs per bushel decreased 22% from 2008 to 2009 primarily due to a decrease in the market price of corn and benefits resulting from hedging strategies.

Significant challenges lie ahead for the remainder of 2009, which could lead to further income erosion. Ethanol prices are expected to remain depressed ($1.72 per gallon as of May 13, 2009 on the CBOT for June 2009 futures) unless the current state of supply and demand changes materially. Excess ethanol supply in the market is expected to continue until demand for ethanol grows. Demand growth, however, is subject to uncertainty. While a decision by the U.S. Environmental Protection Agency (EPA) to increase the ethanol blending cap from its current 10% level to a 15% level could provide a demand boost, a formal decision by the EPA is not expected until December 2009 at the earliest. In addition, excess supply has caused the construction of new ethanol capacity to come to a virtual halt, but it remains uncertain if and when there will be a rebalancing of supply and demand. As for corn, while the market price of corn has decreased to $4.05 per bushel on March 31, 2009 as quoted on the CBOT for May 2009 futures from $4.18 per bushel on December 31, 2008 as quoted on the CBOT for May 2009 futures, it is uncertain whether corn prices will adversely change which is dependent upon many factors beyond our control. Several factors currently being experienced in the market could make for favorable prices, including a favorable carryout for 2008/2009, a decrease in grain exports, less usage by ethanol plants, a decrease in feeding corn to livestock, favorable weather conditions for spring planting and less speculation in the commodities market compared to 2008. However, if weather conditions make a change for the worse and affect spring planting, ethanol plants begin again to ramp-up production, or there is a return to commodities speculation like in 2008, corn prices could move upward and further erode our margins.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31,
	2009		2008
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	23,031,678	76%	35,085,576	81%
Distillers Grains	7,099,248	23%	8,226,179	19%
Incentive	83,333	0%	62,262	0%
Total	30,214,259	100%	43,374,017	100%

Cost of Revenues	28,917,373	96%	40,064,851	92%

General and Administrative Expenses	897,932	3%	903,372	2%

Other Operating Income (Expense)	(706,311)	(2)%	(951,557)	(2)%

Non-controlling Interest	45,796	0%	(351,359)	(1)%

Net Income	(261,561)	(1)%	1,102,878	3%

Revenues - Revenue decreased $13.2 million, or 30%, to $30.2 million for the three months ended March 31, 2009 from $43.4 million for the three months ended March 31, 2008. Revenues decreased due to a decrease in the price of ethanol and distillers grains between periods, as well as a decrease in sales volume of ethanol.

Revenue from the sale of ethanol decreased $12.1 million, or 34%, to $23.0 million for the three months ended March 31, 2009 from $35.1 million for the three months ended March 31, 2008. The decrease is primarily driven by a 25% decrease in the average sales price per gallon. Ethanol prices decreased between periods due to an oversupply in the industry. In addition, in response to tight margins in the ethanol industry, we reduced our production rate during the first quarter of 2009 by approximately 10% which contributed to a reduction in our sales volume by 12%.

Revenue from the sale of distillers grains decreased $1.1 million, or 14%, to $7.1 million for the three months ended March 31, 2009 from $8.2 million for the three months ended March 31, 2008.  The decrease is primarily driven by a 9% decrease in sales volume and price. Sales volume decreased due to a reduction in production during first quarter of 2009. The price of distillers grains decreased due to a decrease in demand as livestock producers increased their use of corn for feed due to declining corn prices.

Cost of Revenues - Cost of revenues, which includes production expenses, decreased $11.1 million, or 28%, to $28.9 million for the three months March 31, 2009 from $40.1 million for the three months ended March 31, 2008. The primary reason for the decrease is a decrease in production expenses relating to corn natural gas, and steam.

Corn costs, which are primarily attributed to the market price of corn and gains or losses, if any, from our risk management strategies, decreased 22% per bushel, between periods.  This decrease is primarily due to an 11% decrease in the market price of corn.  The market price decreased due to a decrease in demand, as demand for grains globally and from the ethanol industry decreased between periods.

Our risk management strategies and program, consisting of the use of derivatives and market-to-arrive or forward contracts and the effects changes in the market price of corn had on the value of these instruments, decreased corn costs by $2.48 million.  During the three months ended March 31, 2009, we experienced an $870,000 gain on derivatives contracts and a $1.61 million gain on our forward contracts.  Gains from the use of risk management instruments are recognized as a decrease in corn costs and losses from the use of risk management instruments are recognized as an increase in corn costs.  As market prices reached their peak at the end of June 2008, we maintained specific hedging positions to protect against market fluctuations. With market prices steadily falling since the third quarter, the value of these hedging positions increased and resulted in a gain at March 31, 2009.  In addition, the value of our forward contracts increased and resulted in a gain during the same period as the price for which contracted for the delivery of corn was lower than the market price at March 31, 2009.

Energy costs per gallon of ethanol decreased 23% due to a decrease in natural gas costs and steam costs.  Natural gas costs decreased 29% between periods as natural gas prices followed the trend of a decrease in crude oil prices. Crude oil prices continued to be affected by a decrease in demand globally. Steam costs per unit decreased by 23% between periods because a decrease in demand for electricity led Big Stone Plant to charge us less for the price of steam.

General and Administrative Expenses - General and administrative expenses decreased $5,000, or 1%, to $898,000 for the three months March 31, 2009 from $903,000 for the three months ended March 31, 2008. The primary reason for the decrease is a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are based.

Other Income (Expenses) — Interest expense decreased $259,000, or 27%, to $716,000 for the three months ended March 31, 2009 from $975,000 for the three months ended March 31, 2008. Interest expense decreased because we drew down on our revolving loans during the first quarter of 2008, compared to not drawing down during the first quarter of 2009. Interest rates on our variable loans also decreased between 2.0% to 2.6% between periods.

Net Income - Net income decreased $1.4 million, or 124%, to a net loss of $261,561 for the three months ended March 31, 2009 from a net income of $1.1 million for the three months ended March 31, 2008. This change is caused primarily by a decrease in revenues from the sale of ethanol and distillers grains, offset by a decrease in cost of revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital, which includes the amount that may be borrowed under the $8.0 million revolving note, is $21.1 million as of March 31, 2009, compared to $19.7 million as of March 31, 2008.  Working capital increased between periods primarily because we did not draw down on the $8.0 million revolving note during the first quarter of 2009.  Although we experienced a significant decrease in net income between periods, we believe that cash flows from operations and our revolving debt facilities will be sufficient to meet our expected capital and liquidity requirements through the end of 2009. Greater reliance on our revolving debt to fund operations, however, may be in order due to prevailing market conditions in the ethanol industry.

The following table shows the cash flows between the three months ended March 31, 2009 and the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008
	$	$
Net cash provided by (used for) operating activities	(2,801,932)	(11,629,771)
Net cash provided by (used for) investing activities	158,043	931,775
Net cash provided by (used for) financing activities	(1,437,522)	1,985,497

Cash Flow From Operating Activities - Net cash flow from operating activities increased $8.8 million from the first quarter ended 2008 to the first quarter ended 2009 due to less volatility in corn and ethanol inventory valuations during 2009 compared to 2008; therefore, less cash was used by inventory in 2009.  This was offset by a decrease in cash provided by net income as we had a $1.76 million decrease in cash provided by net income between periods.

Cash Flow From Investing Activities - Net cash flow from investing activities decreased $774,000 from the first quarter ended 2008 to the first quarter ended 2009 due to a decrease in purchases of property and equipment and a decrease in refunds from the State of South Dakota for sales and excise tax previously paid. Since completing construction of our plant’s expansion in May 2007, we have continued to purchase less property and equipment as no material capital improvements have been necessary. In addition, we received more in tax refunds from the State of South Dakota in 2008 than in 2009 as a result of completing the construction of our plant’s expansion in 2007.

Cash Flow From Financing Activities - Net cash used for financing activities changed $3.4 million from the first quarter ended 2008 to the first quarter ended 2009 principally because we had $2.98 million of checks in excess of our bank balances for the first quarter ended 2008 compared to $0 for the first quarter ended 2009.  In addition, we drew down $1.9 million on our $8 million revolving note during the first quarter ended 2008 compared to not drawing down on the note during the first quarter ended 2009.

Indebtedness

Under a loan agreement with our senior lender, U.S. Bank National Association, we have six notes and loans outstanding through our subsidiary POET™ Biorefining — Big Stone: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million.  The principal purpose of this revolver is to cover the cost of any non-corn related items at the plant at any time.  The principal balance outstanding is $0 as of March 31, 2009.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a period of tight margins.  The principal balance outstanding is $0 as of March 31, 2009.

The $33 million term note, which had been converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($14.0 million and $7.0 million as of March 31, 2009) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (3.268% at March 31, 2009). A principal payment of $825,000 is due quarterly on the note, which commenced on November 30, 2007.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $10.7 million as of March 31, 2009. Principal payments of $361,022 were made for the three months ended March 31, 2009.

The principal balance outstanding on the $3.9 million variable rate (3.25% as of March 31, 2009) non-revolving loan is $2.34 million as of March 31, 2009.  Principal payments of $97,500 were made for the three months ended March 31, 2009.

The principal balance outstanding on the $4.3 million variable rate (3.496% at March 31, 2009) loan is $3,376,000. Principal payments of $154,000 were made for the three months ended March 31, 2009.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to the following material conditions and covenants:  1) a capital expenditure limitation not exceeding $1 million in any calendar year; 2) a cash distribution limitation to members not exceeding 80% of net income annually; 3) a minimum working capital of $10 million; and 4) a fixed-charge coverage ratio of 1.15:1 as of the last day of any fiscal year quarter.

Except for our fixed-charge coverage ratio covenant, we are in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of March 31, 2009 and the date of this filing. At March 31, 2009, we violated our fixed-charge coverage ratio under our loan agreement with U.S. Bank as our coverage ratio was 0.73:1 compared to a required ratio of 1.15:1 as of March 31, 2009. For the last three quarters, including March 31, 2009, we have been in violation of the fixed-charge covenant ratio, each of which we have received a subsequent waiver from U.S. Bank. As part of the waiver for March 31, 2009, U.S. Bank agreed on May 14, 2009 to amend our loan agreement and reduce the required ratio from 1.15:1 to 0.75:1 for June 30, 2009 and to 0.95:1 for September 30, 2009.  The ratio returns to 1.15:1 at December 31, 2009 and every quarter following this date.  The new ratio will continue to be measured on year-to-date financial information basis and tested quarterly. Under the amended coverage ratios, we anticipate that we will be able to comply with these ratios through the end of 2009.

If, however, we are unable to comply with our fixed charge-coverage ratio or other material covenants in the future, or are unable to obtain waivers from U.S. Bank in the future, U.S. Bank has the right to declare a default under our loan agreement. In the event of default, U.S. Bank has the right to, among other things, call the loan and demand the acceleration of payment of all outstanding principal and interest. If U.S. Bank were to declare us in default and call the loan, we would have insufficient cash and short-term capital resources to repay the outstanding principal ($44.5 million as of March 31, 2009). Consequently, we would be required to seek additional means of financing the repayment, including raising additional capital or selling assets. Raising additional capital and selling assets could prove difficult under prevailing market conditions in the ethanol industry. As a result, in the event the loan were to be called, we may not have any ability to repay the debt owed to U.S. Bank which could mean that U.S. Bank would have no other option but to foreclose on the loans.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also requires those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP effective April 1, 2009 and apply its provisions prospectively to our financial statements.

 We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 6 — Commodity Hedging Contracts for additional disclosures required by SFAS No. 161.

On January 1, 2009 we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of SFAS No. 160 did not have an impact on our consolidated financial position, results of operations or cash flows.

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material affect on our reported financial position or results of operations.

 On January 1, 2009, we adopted FASB Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS No. 157-2 had no material impact on our results of operations, cash flows or financial positions.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the March 31, 2009 and December 31, 2008 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of March 31, 2009 and March 31, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2009	$631,761	$63,176
March 31, 2008	$40,017,662	$4,001,766

Interest Rate Risk

  Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $12.73 million in variable rate, long-term debt outstanding as of March 31, 2009, or approximately 29% of our total long-term indebtedness. The interest rate on $2.34 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 3.25% as of March 31, 2009. A total of $3.38 million of the variable rate debt is subject to an interest rate of 3.496% at March 31, 2009.  The variable rate on the $7.01 million portion of the term note is 5.268% (One-Month LIBOR plus 2.75%) as of March 31, 2009. We manage our interest rate risk by monitoring the effects of market changes on the interest rates, using fixed-rate debt whenever possible and using an interest rate swap agreement on the term note.

  In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we have an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($14.03 million and $7.01 million, respectively as of March 31, 2009). The remaining amount, $7.01 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.  The interest rate on the variable portion of our $33.0 million term note decreased 2.185% from March 31, 2008 to March 31, 2009, which required us to pay more interest to U.S. Bank in 2009 than in 2008.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

In 2003, the U.S. Environmental Protection Agency issued formal information requests to, among others, plants designed, constructed, and/or managed by POET™ Design and Construction and POET™ Plant Management, of which our plant was subject.. These requests required that the subject plants provide the Environmental Protection Agency with certain data regarding air emissions. On January 14, 2009, our plant received from the Environmental Protection Agency a written Notice of Violation (NOV).  The NOV alleges that our plant violated the Clean Air Act by failing to adequately maintain a required level of air pollutants as established under the plant’s Title V air permit, and by conducting invalid testing for compliance with such permit. Following the receipt of the NOV, the plant had a meeting with the Environmental Protection Agency to discuss the NOV. A penalty assessment is currently under consideration by the Environmental Protection Agency. While it is expected that we will be assessed a penalty and/or fine related to these occurrences, no penalty or fine has been assessed to date nor is any expected to be material. We are currently taking corrective actions to address the cause of the NOV, including the recent approval of a $1 million capital improvement project on our plant’s dryer and thermal oxidizer.

Item 1A.  Risk Factors.

Set forth below are material changes to our risk factors as previously described in our Form 10-K for the year ended December 31, 2008:

Our debt financing agreements through our subsidiary, POET™ Biorefining — Big Stone, contain, and our future debt financing agreements may contain, restrictive covenants that impose significant restrictions on the operation of our business. The terms of our  existing loan financing agreements with U.S. Bank National Association, our subsidiary’s primary lender, contain, and any future debt financing agreement it enters into, may contain, financial, maintenance, cash distribution, operational and other restrictive covenants. For the last three quarters, we have violated a fixed-charge coverage ratio for which we have subsequently received from U.S. Bank a waiver. As part of the waiver for the quarter ended March 31, 2009, U.S. Bank agreed on May 14, 2009 to amend the loan agreement by lowering the fixed-charge coverage ratio and thus make it less difficult with which to comply through the end of 2009. There are no assurances, however, that we will be able to comply with the fixed-charge ratio and other covenants in the future, or receive waivers like in the past, particularly under prevailing market conditions in the ethanol industry. If we are unable to comply with these covenants or service our debt, or obtain waivers of covenants in the future, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business and on those persons who have invested in our business.

Valero, a large gasoline blending company, recently purchased seven ethanol plants from the VeraSun bankruptcy which may signal further involvement in the ethanol industry by large oil companies which may influence the ethanol industry in ways that harms our business.  Valero Renewable Fuels recently purchased seven ethanol plants from the VeraSun Energy bankruptcy auction.  These ethanol plants have a total nameplate production capacity of 780 million gallons of ethanol.  Valero paid $477 million for the VeraSun facilities, excluding working capital and inventory which is currently estimated at $75 million.  Valero is involved in the gasoline blending and retail gasoline sales industries.  Now, Valero owns ethanol production capacity that would allow Valero to produce a portion of the ethanol that it is required to blend with gasoline.  This may allow Valero to realize economies in the production and sale of ethanol that we are not able to realize.  Further, this may signal increased involvement by large oil companies in the ethanol industry.  Many of these oil companies have significantly greater resources than we have. We may not be able to compete effectively with Valero or other large oil companies which may result in our inability to operate the plant profitably.

Demand for ethanol may not grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles which could impact our ability to operate profitably.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  However, the renewable fuels standard provides for 36 billion gallons of renewable fuels being blended by 2022.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In order to meet the renewable fuels standard and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and automobile manufacturers have stated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the plant profitably. In addition, the U.S. Environmental Protection Agency is not expected to announce its decision on whether the current blending cap restriction on automobiles can be raised from 10% to 15% until December 2009 at the earliest

Carbon dioxide may be regulated in the future by the U.S. Environmental Protection Agency as an air pollutant which may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. On April 17, 2009, the U.S. Environmental Protection Agency issued a finding that carbon dioxide and other greenhouse gases constitute a danger to public health and are subject to regulations under the Clean Air Act.  The ruling triggers a 60-day comment period before any proposed regulations governing emissions of greenhouse gases are published.  The ruling was directed by the U.S. Supreme Court which decided a case in 2007 in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the Environmental Protection Agency to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Our plant produces a significant amount of carbon dioxide that we currently emit into the atmosphere. While it is uncertain whether regulations will be promulgated, or the content thereof, if the Environmental Protection Agency or the State of South Dakota were to issue regulations that control the emission of carbon dioxide emissions by ethanol plants, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating profitably and harm our business.

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
Dated: May 15, 2009
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