Form 10-Q
period 2009-06-30
NORTHERN GROWERS LLC
filed 2009-08-10
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 1, 2009, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

June 30, 2009 and December 31, 2008

Northern Growers, LLC

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008*

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,053,913	$12,712,987
Accounts receivable
Trade related party	6,919,446	6,475,987
Trade	500,282	525,851
Other	98,700	316,576
Inventory	10,344,066	9,710,268
Prepaid expenses	203,533	127,236
Margin deposits	—	1,543,287
Commodities contracts	991,898	—

Total current assets	26,111,838	31,412,192

PROPERTY AND EQUIPMENT
Land improvements	7,107,807	7,107,452
Equipment	70,887,852	71,005,748
Buildings	15,379,448	15,379,448
	93,375,107	93,492,648
Less accumulated depreciation	(22,803,704)	(20,261,459)

Net property and equipment	70,571,403	73,231,189

OTHER ASSETS
Financing costs, net of amortization of $146,249 and $116,932 as of June 30, 2009 and December 31, 2008	200,259	229,577
Assets held for sale	100,000	100,000

Total other assets	300,259	329,577

	$96,983,500	$104,972,958

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008*

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,635,429	$2,037,590
Accounts payable - corn	3,271,803	6,667,478
Accounts payable - related party	249,557	328,566
Other accrued liabilities	483,334	603,768
Accrued interest	3,750	3,750
Due to broker	1,758,648	—
Accrued liability for commodities contracts	—	2,390,685
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	5,832,440	5,785,007

Total current liabilities	13,239,961	17,821,844

LONG-TERM LIABILITIES
Derivative financial instruments	1,745,835	2,496,933
Long-term notes payable	37,195,601	40,121,940

Total long-term liabilities	38,941,436	42,618,873

EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(1,347,085)	(1,926,632)
Retained earnings	23,218,370	23,625,025

Total Northern Growers, LLC equity	34,593,185	34,420,293

Noncontrolling interest	10,208,918	10,111,948

Total equity	44,802,103	44,532,241

	$96,983,500	$104,972,958

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES
Sales related party	$26,093,694	$37,628,517	$49,125,372	$72,714,093
Sales	6,965,327	8,064,941	14,064,575	16,291,120
Incentive	83,333	83,333	166,666	145,595
Total revenues	33,142,354	45,776,791	63,356,613	89,150,808

COST OF REVENUES	31,558,105	41,833,837	60,475,478	81,898,688

GROSS PROFIT	1,584,249	3,942,954	2,881,135	7,252,120

EXPENSES
General and administrative	1,076,425	1,014,863	1,974,357	1,918,235
Total operating expenses	1,076,425	1,014,863	1,974,357	1,918,235

INCOME FROM OPERATIONS	507,824	2,928,091	906,778	5,333,885

OTHER INCOME (EXPENSES)
Interest income	4,855	6,252	12,575	28,237
Interest expense	(700,995)	(885,254)	(1,416,908)	(1,860,671)
Other	14,438	(15,974)	16,320	(14,099)
Total other income (expenses)	(681,702)	(894,976)	(1,388,013)	(1,846,533)

NET INCOME (LOSS)	(173,878)	2,033,115	(481,235)	3,487,352

LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	28,784	(474,053)	74,580	(825,412)

NET INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	(145,094)	1,559,062	(406,655)	2,661,940

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss) attributable to Northern Growers, LLC	438,333	676,802	579,547	46,671

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	$293,239	$2,235,864	$172,892	$2,708,611

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.003)	$0.031	$(0.008)	$0.053

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$—	$—	$—

DISTRIBUTIONS PER CAPITAL UNIT PAID	$—	$—	$—	$0.030

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

				Accumulated		Total
			Additional	Other		Northern	Noncontrolling
	Capital		Paid-In	Comprehensive	Retained	Growers, LLC	Interest
	Units	Amount	Capital	Income (Loss)	Earnings	Equity	Equity

BALANCE, JANUARY 1, 2008	50,628,000	$12,657,000	$64,900	$(695,076)	$27,777,575	$39,804,399	$11,631,148

Net income (loss)	—	—	—	—	(4,152,550)	(4,152,550)	(1,154,649)
Cash flow hedge (loss)	—	—	—	(1,231,556)	—	(1,231,556)	(364,551)
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2008	50,628,000	$12,657,000	$64,900	$(1,926,632)	$23,625,025	$34,420,293	$10,111,948

Net income (loss)	—	—	—	—	(406,655)	(406,655)	(74,580)
Cash flow hedge income (loss)	—	—	—	579,547	—	579,547	171,550
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, JUNE 30, 2009	50,628,000	$12,657,000	$64,900	$(1,347,085)	$23,218,370	$34,593,185	$10,208,918

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(406,655)	$2,661,940
Changes to net income (loss) not affecting cash
Depreciation	2,577,771	2,548,718
Amortization of loan fees	29,318	35,729
Noncontrolling interest in subsidiary’s earnings (losses)	(74,580)	825,412
(Gain)/loss on sale/disposal of assets	83,216	—
Decrease (increase) in current assets
Accounts receivable
Related party	(443,459)	(4,320,433)
Trade	25,569	(74,237)
Other	75,244	82,115
Inventory	(633,798)	(1,895,407)
Prepaid expenses	(76,297)	(82,345)
Margin deposits	1,543,287	(14,914,619)
Commodities contracts	(991,898)	(2,440,538)
Increase (decrease) in current liabilities
Accounts payable
Trade	(402,161)	841,607
Corn	(3,395,675)	491,011
Related party	(79,009)	44,686
Accrued liabilities	(120,436)	(3,402)
Due to broker	1,758,648	—
Accrued liability for commodities contracts	(2,390,685)	—
Accrued interest	—	5,490

NET CASH (USED FOR) OPERATING ACTIVITIES	(2,921,600)	(16,194,273)

INVESTING ACTIVITIES
Purchase of property and equipment	(22,242)	(301,487)
Tax refund on construction	163,674	985,470

NET CASH PROVIDED BY INVESTING ACTIVITIES	141,432	683,983

FINANCING ACTIVITIES
Net proceeds on revolving short-term note	—	1,959,551
Long-term notes payable issued	—	8,000,000
Principal paid on long-term notes payable	(2,878,906)	(2,832,164)
Distributions paid - Northern Growers	—	(1,518,840)
Cash paid for financing costs	—	(10,234)
Checks in excess of bank balances	—	1,116,987

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2,878,906)	6,715,300

NET INCREASE (DECREASE) IN CASH	(5,659,074)	(8,794,990)

CASH AT BEGINNING OF PERIOD	12,712,987	9,182,533

CASH AT END OF PERIOD	$7,053,913	$387,543

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,416,908	$1,854,998

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts receivable for tax refund on construction	$—	$173,859

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

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

General and Administrative Expenses

The primary components of general and administrative expenses are management fees, administrative salaries and wages, insurance expense, bank charges and professional fees (legal, audit and consulting).

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

Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) that establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. As of June 30, 2009 and December 31, 2008, accumulated other comprehensive loss consists of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the Company to disclose the date through which it has evaluated subsequent events and the basis for that date, including a statement that it has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, which is the Company’s second quarter of 2009. This pronouncement was adopted during the current period with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in Note 11 — Subsequent Events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”), which enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. The Company will adopt the provisions of SFAS 167 on January 1, 2010. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 167 on the Company’s results of operations, cash flows or financial position.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 168 establishes the FASB Accounting Standards Codification as the single authoritative source for GAAP. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. Because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption of this Statement and our use of the Codification beginning in the third quarter of 2009 will not have an impact on our financial position, results of operations, or cash flows.

Newly Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also requires those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company’s adoption of SFAS 107-1 and APB 28-1 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities. The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 4 — Derivative Financial Instruments for additional disclosures required by SFAS No. 161.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the six months ended June 30, 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Consolidated
	Balance Sheets	Fair Value	Fair Value Measurement Using
	June 30, 2009	June 30, 2009	Level 1	Level 2	Level 3

Commodities contracts	$5,528,619	$5,528,619	$5,528,619

Corn purchase contracts	$(4,536,721)	$(4,536,721)		$(4,536,721)

Derivative financial instruments	$(1,745,835)	$(1,745,835)		$(1,745,835)

Commodities contracts principally includes corn and natural gas futures and option contracts and ethanol swaps.  The fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and are designated as Level 1 within the valuation hierarchy.  The Company’s corn purchase contracts consist of forward purchase commitments and are included in Commodities contracts if positive and in Accrued liability for commodity contracts if negative.  The fair value for these agreements was determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets, and are designated as Level 2 within the valuation hierarchy.  Derivative financial instruments consists of interest rate swaps at fair value using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at June 30, 2009 and December 31, 2008.

The estimated fair value of total bank debt at June 30, 2009 was $42,853,434, which differs from the carrying amounts of $43,028,041 included in our consolidated balance sheet.  The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

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

As of June 30, 2009, the Company has entered into ethanol, natural gas and corn derivative instruments and interest rate swap agreements.  SFAS No. 133 requires that companies record derivative financial instruments as

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

Commodity Contracts

The Company enters into ethanol and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date.  In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effect of price volatility.  These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Derivative fair market value gains or losses are included in the results of operations and are included in cost of revenues.   All commodity contracts do not qualify for hedge accounting under SFAS 133.

Interest Rate Contracts

The Company manages its floating rate debt using interest rate swaps. The Company will enter into fixed rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At June 30, 2009, the Company had $20,418,750 of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR plus 2.75%) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

All interest rate swaps held by the Company as of June 30, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide details regarding the Company’s derivative financial instruments at June 30, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet	Fair	Balance Sheet	Fair
As of June 30	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate swap		$—	Long-term liabilities	$1,745,835
Total derivatives designated as hedging instruments under Statement 133		$—		$1,745,835
Derivative not designated as hedging instruments under Statement 133
Commodities contracts	Current assets	$991,898
Total derivatives not designated as hedging instruments under Statement 133		$991,898		$—

Total Derivatives		$991,898		$1,745,835

Derivative in Statement 133 Cash Flow Hedging Relationship - Interest rate swaps	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Amount of gain (loss) recognized in OCI on derivative	$438,333	$579,547

Amount of gain (loss) reclassified from accumulated OCI into income on derivative	$—	$—

Location of gain (loss) reclassified from accumulated OCI into income

Amount of gain (loss) recognized in income on derivative	$245,077	$492,675

Location of gain (loss) recognized in income	Interest Expense	Interest Expense

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives not designated as hedging intruments under Statement 133 - Commodities contracts	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Amount of gain (loss) recognized in income on derivative	$1,439,052	$3,752,654

Location of gain (loss) recognized in income	Cost of revenues	Cost of revenues

NOTE 5 -  NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at June 30, 2009 and December 31, 2008.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bore interest at 5.94% and matured May 1, 2008 and was paid in full.  The balance of this note was $0 at June 30, 2009 and December 31, 2008.

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

Note #174, the $3,900,000 variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 3.25% at June 30, 2009. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15,800,000 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1,200,000 fixed rate note, was retired on April 30, 2007.

Note #91, the $8,000,000 variable rate, revolving note, permits POET™ Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8,000,000. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (3.25% at June 30, 2009). Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of 0.0375% and

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

prepayment is without penalty.  The amount available on this note was $8,000,000 at June 30, 2009 and December 31, 2008.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($20,418,750 as of June 30, 2009) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (3.060% at June 30, 2009).

Note #232, the $4,300,000 note, is subject to a variable rate of LIBOR plus 3.00% (3.320% at June 30, 2009), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9,000,000 short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9,000,000. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (3.375% at June 30, 2009).  The loan has been renewed, with revised terms, as of July 28, 2009 and is subject to a quarterly unused commitment fee of 0.500% per year, assessed quarterly in arrears (previously was 0.250%). The variable interest rate has been revised to one-month LIBOR plus 4.00%.  The total unpaid principal balance is due at maturity, or July 26, 2010.  The amount available on this note was $9,000,000 at June 30, 2009 and December 31, 2008.

POET™ Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at June 30, 2009.  The bank waived compliance of the fixed charge coverage ratio on May 14, 2009 for the March 31, 2009 compliance date.  On May 14, 2009, the bank also adjusted the 2009 requirements of the fixed charge coverage ratio covenant such that the Company believes it will be in compliance with this and all covenants for each of the remaining two quarters of 2009.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

The balance of the long-term notes payable as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008 *
	(Unaudited)

Note #174	$2,242,500	$2,437,500
Note #158	10,338,541	11,064,447
Note #190	27,225,000	28,875,000
Note #232	3,222,000	3,530,000

	43,028,041	45,906,947
Less current portion	(5,832,440)	(5,785,007)

	$37,195,601	$40,121,940

* Derived from audited financial statements.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2009 and December 31, 2008, there were no outstanding borrowings against the long-term variable rate revolving note and the balance available on this note was $8,000,000.

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending June 30,	Amount

2010	$5,832,440
2011	5,932,181
2012	12,564,420
2013	3,916,000
2014	3,916,000
July 1, 2014 to August 31, 2014	10,867,000

$43,028,041

NOTE 6 -  INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2009	2008 *

Finished goods	$2,876,491	$1,875,444
Raw materials	5,491,781	5,620,800
Work-in-process	837,574	1,022,085
Spare parts inventory	1,138,220	1,191,939

	$10,344,066	$9,710,268

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

Ethanol Marketing Agreement – The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET™ Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.  The Company has sales commitments with POET™ Ethanol Products of approximately 11.8 million gallons over the next six months, all of which are contracted at a variable price. The Company purchases all of its denaturant through POET™ Ethanol Products.

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

Distillers Grains Marketing Agreement – On March 8, 2002 the Company entered into an agreement with POET™ Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains.  The agreement terminates March 8, 2012, but renews for a five year term unless either party provides the other party a 90 day notice of termination prior to the renewal date.  The agreement provides for an agency relationship as POET™ Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.

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

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
June 30,	Agreements	Agreements	Agreements	Total

2010	$2,520	$567,340	$217,080	$786,940
2011	2,541	567,340	217,080	786,961
2012	2,646	548,389	198,990	750,025
2013	2,646	491,536	—	494,182
2014	2,646	491,536	—	494,182
2015-2100	361,715	491,536	—	853,251

	$374,714	$3,157,677	$633,150	$4,165,541

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

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $666,667 and $645,596 for the program years ended June 30, 2009 and 2008, respectively. Incentive revenue of $166,666 and $145,595 was recorded for the six months ended June 30, 2009 and 2008, respectively, for this program.

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

A penalty assessment is currently under consideration by the EPA.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report, none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.

The Company has taken corrective action relating to the NOV through planned capital improvements to the plant.  On January 22, 2009, a capital improvement project for approximately $1 million was approved. This project, which will involve the construction of improvements to the dryer and thermal oxidizer, is expected to be capitalized and financed with cash from operations.  No work has been initiated on this project as of June 30, 2009.

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

NOTE 10 -  UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during the six months ending June 30, 2009. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 80% of total revenues and corn costs historically average 50% to 60% of cost of revenues.

The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and the price of unleaded gasoline and corn. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

The Company had a net loss of $145,000 for the three months ended June 30, 2009 compared to a net income of $1.56 million for the three months ended June 30, 2008. This change is primarily attributed to a decrease of $11.5 million in ethanol revenues, offset by a decrease of $7.4 million in corn costs and a decrease of $2.1 million in energy costs. Ethanol revenues decreased primarily because of a decrease in sales price. Ethanol prices per gallon decreased 29% between periods because of excess supply in the market, which has continued to depress prices since the summer of 2008. Conversely, our corn costs per bushel decreased 26% from 2008 to 2009 primarily due to a decrease in the market price of corn and benefits resulting from hedging strategies. Energy costs decreased 41% from 2008 to 2009 due to a decrease in natural gas cost per unit as well as steam cost per unit.

We anticipate that our results of operations into 2009 will continue to be affected by a surplus of ethanol, low ethanol prices, and volatility in the commodity markets. While the market price of corn has since dropped to $3.48 per bushel on June 30, 2009 as quoted on the CBOT for July 2009 futures from $4.28 per bushel on December 31, 2008 as quoted on the CBOT for July 2009 futures, it still remains relatively volatile. The volatility is due to various factors, including volatility in the demand for grain from global and national markets, speculation in the commodity markets, uncertain demand for corn from the ethanol industry and the severe downturn of the global financial markets. Concurrently, the price of ethanol ($1.61 per gallon as of August 5, 2009 on the CBOT for September 2009 futures) is expected to continue to remain low due to excess supply in the market and sluggish demand growth.  Demand growth for ethanol is uncertain as the U.S. Environmental Protection Agency (EPA) has until December 2009 to decide on possibly increasing the ethanol blending cap from its current 10% level to a 15% level.  This could provide a needed demand boost. As a result, we expect our margins to be tight or not exist at all, though not on the scale as the third and fourth quarters of 2008.  Despite our results and uncertainties, our liquidity position still is positive.

NOTE 11 -  SUBSEQUENT EVENTS

On July 28, 2009 the Company executed the renewal of the $9,000,000 short-term, revolving note with the bank.  The details of this note can be found in Note 5 – Notes Payable.

The Company has evaluated subsequent events through August 7, 2009, the date which the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and six months ended June 30, 2009, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2008.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and the price of corn and unleaded gasoline. Excess ethanol supply in the market puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas, although our plant’s use of natural gas is offset by the use of steam supplied from an adjacent power plant, Big Stone Plant. The cost of corn and natural gas generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Executive Summary

We had a net loss of $145,000 compared to a net income of $1.6 million for the three months ended June 30, 2009 and 2008, respectively, compared to a net loss of $407,000 and a net income of $2.7 million for the six months ended June 30, 2009 and 2008, respectively. The change between periods for the three months ended is primarily attributed to a decrease in ethanol revenues, offset by a decrease in corn and energy costs. Ethanol revenues decreased between periods because of excess supply and decreases in unleaded gasoline prices. As an offset, our corn costs per bushel decreased 26% from the three months ended June 2008 to 2009 primarily due to a decrease in the market price of corn. Energy costs decreased 41% primarily due to a decrease in natural gas cost per unit and steam cost per unit.

We continue to expect challenges in the ethanol industry for the remainder of 2009, but probably not to the degree as forecasted earlier this year.  These challenges are likely to produce similar results of operations for the next two quarters. While ethanol prices are expected to remain low ($1.61 per gallon as of August 5, 2009 as quoted on the CBOT for September 2009 futures), corn prices should help offset the ethanol price decline.  Ethanol prices are likely to remain low due to excess ethanol supply and decreases in corn and unleaded gasoline prices. Excess ethanol supply, which has continued to impact the market since the fall of 2008, is expected to continue to be a drag on prices until there is new growth in demand. But demand growth is subject to uncertainty. If the U.S. Environmental Protection Agency (EPA) agrees to increase the ethanol blending cap from its current 10% level to a 15% level, it should provide a needed demand boost. A formal decision by the EPA, however, is not expected until December 2009 at the earliest. Moreover, while ethanol plant construction has come to a halt and reduced supply capacity in the process, and several existing plants have idled production, it remains uncertain if there will be a rebalancing of supply and demand.  In contrast, the price of corn appears favorable through the fall harvest. The price of corn was $3.47 per bushel on August 5, 2009 as quoted on the CBOT for September 2009 futures compared to $4.18 per bushel on December 31, 2008 as quoted on the CBOT for May 2009 futures. The decrease is due to favorable spring planting and weather conditions, decrease in demand from the ethanol industry and a decrease in commodity speculation.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30,
	2009		2008
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	26,093,694	79%	37,628,517	82%
Distillers Grains	6,965,327	21%	8,064,941	18%
Incentive	83,333	0%	83,333	0%
Total	33,142,354	100%	45,776,791	100%

Cost of Revenues	31,558,105	95%	41,833,837	91%

General and Administrative Expenses	1,076,425	3%	1,014,863	2%

Other Operating Income (Expense)	(681,702)	(2)%	(894,976)	(2)%

Non-controlling Interest	28,784	0%	(474,053)	(1)%

Net Income	(145,094)	(0)%	1,559,062	3%

Revenues - Revenue decreased $12.6 million, or 28%, to $33.1 million for the three months ended June 30, 2009 from $45.7 million for the three months ended June 30, 2008. Revenues decreased due to a decrease in ethanol and distillers grains’ revenue.

Revenue from the sale of ethanol decreased $11.5 million, or 31%, to $26.1 million for the three months ended June 30, 2009 from $37.6 million for the three months ended June 30, 2008. The decrease is primarily due to a 29% decrease in the average sales price per gallon. Ethanol prices decreased between periods due to an oversupply of ethanol in the industry and a decrease in the price of unleaded gasoline and corn.

Revenue from the sale of distillers grains decreased $1.1 million, or 14%, to $7.0 million for the three months ended June 30, 2009 from $8.1 million for the three months ended June 30, 2008.  The decrease is primarily due to a 16% decrease in the average price per ton.  The price of distillers grains decreased due to a decrease in demand as livestock producers increased their use of corn for feed due to declining corn prices.

Cost of Revenues - Cost of revenues, which includes production expenses, decreased $10.2 million, or 24%, to $31.6 million for the three months June 30, 2009 from $41.8 million for the three months ended June 30, 2008. The primary reasons for the decrease are decreases in corn and energy costs.

Corn costs decrease 26% per bushel between periods.  This decrease is primarily due to a 19% decrease in the market price of corn.  The market price decreased due to favorable spring planting and weather conditions, decrease in demand from the ethanol industry and a decrease in commodity speculation.

Energy costs decreased 41% between periods due primarily to a decrease in natural gas costs. Natural gas costs per unit decreased 61% between periods due to an increase in natural gas reserves and a decrease in demand nationwide.

General and Administrative Expenses - General and administrative expenses increased $61,000, or 6%, to $1.07 million for the three months ended June 30, 2009 from $1.01 million for the three months ended June 30, 2008. The primary reason for the increase, despite a decrease in management incentive fees and costs, is an increase in bank charges from our lender.  Bank charges increased between periods because our lender, U.S. Bank, charged us fees for waiving a violation of our fixed-charge coverage ratio covenant at March 31, 2009 and adjusting our fixed-charge coverage ratio for June 30, 2009 and September 30, 2009 with which we did not comply during the first quarter of 2009.  The increase is offset by a decrease in management incentive fees and costs which resulted from a decrease in our net income on which these fees and costs are based.

Other Income (Expenses) — Interest expense decreased $184,000, or 21%, to $701,000 for the three months ended June 30, 2009 from $885,000 for the three months ended June 30, 2008. Interest expense decreased because we drew down on our revolving loans during the second quarter of 2008, compared to not drawing down on the revolving loans during the second quarter of 2009.  Interest rates on our variable loans also decreased between 1.7% to 2.1% between periods.

Net Income (Loss) - Net income decreased $1.70 million, or 109%, to a net loss of $145,000 for the three months ended June 30, 2009 from a net income of $1.56 million for the three months ended June 30, 2008. This change is caused primarily by a decrease in ethanol revenues, offset by a decrease in corn and energy costs.

Comparison of the six months ended June 30, 2009 and 2008

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30,
	2009		2008
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	49,125,372	78%	72,714,093	82%
Distillers Grains	14,064,575	22%	16,291,120	18%
Incentive	166,666	0%	145,595	0%
Total	63,356,613	100%	89,150,808	100%

Cost of Revenues	60,475,478	95%	81,898,688	92%

General and Administrative Expenses	1,974,357	3%	1,918,235	2%

Other Operating Income (Expense)	(1,388,013)	(2)%	(1,846,533)	(2)%

Non-controlling Interest	74,580	0%	(825,412)	(1)%

Net Income	(406,655)	(1)%	2,661,940	3%

Revenues - Revenue decreased $25.8 million, or 29%, to $63.4 million for the six months ended June 30, 2009 from $89.2 million for the six months ended June 30, 2008. Revenues decreased due to a decrease in ethanol and distillers grains’ revenues.

Revenue from the sale of ethanol decreased $23.6 million, or 32%, to $49.1 million for the six months ended June 30, 2009 from $72.7 million for the six months ended June 30, 2008. The decrease is primarily due to a 27% decrease in the average sales price per gallon as prices continued to be adversely affected by the oversupply in the industry and a decrease in the price of unleaded gasoline.

Revenue from the sale of distillers grains decreased $2.2 million, or 14%, to $14.1 million for the three months ended June 30, 2009 from $16.3 million for the six months ended June 30, 2008.  The decrease is due to a 10% decrease in the average price per ton and a 4% decrease in sales volume resulting from different variations of distillers grains’ product sold.

Cost of Revenues - Cost of revenues, which includes production expenses, decreased $21.4 million, or 26%, to $60.5 million for the six months June 30, 2009 from $81.9 million for the six months ended June 30, 2008. The primary reason for the decrease is a decrease in corn and energy costs.  Corn costs decreased due to a 15% decrease in the market price of corn which was due to favorable spring planting and weather conditions, a decrease in the demand for corn from the ethanol industry, and a decrease in commodity speculation.

General and Administrative Expenses - General and administrative expenses increased $56,000, or 3%, to $1.97 million for the six months June 30, 2009 from $1.91 million for the six months ended June 30, 2008. The primary reason for the increase, despite a decrease in management incentive fees and costs, is an increase in bank charges from our lender.  Bank charges increased between periods because our lender, U.S. Bank, charged us fees for waiving a violation of our fixed-charge coverage ratio covenant at March 31, 2009 and adjusting the fixed-charge coverage ratio covenant for June 30, 2009 and September 30, 2009 with which we did not comply during first quarter of 2009. The increase is offset by a decrease in management incentive fees and costs which resulted from a decrease in net income on which these fees and costs are based.

Other Income (Expenses) — Similar to the quarter ended, interest expense decreased $440,000 or 24%, to $1.42 million for the six months ended June 30, 2009 from $1.86 million for the six months ended June 30, 2008. Interest expense decreased because we drew down on our revolving loans during the first six months of 2008, compared to not drawing down on the revolving loans during the first six months of 2009.  Interest rates on our variable loans also decreased between 1.7% to 2.1% between periods.

Net Income (Loss) - Net income decreased $3.07 million, or 115%, to a net loss of $407,000 for the six months ended June 30, 2009 from a net income $2.66 million for the six months ended June 30, 2008. This change is caused primarily by a decrease in ethanol revenues, offset by a decrease in corn costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital is $12.87 million as of June 30, 2009, compared to $30.93 million as of June 30, 2008.  Working capital decreased between periods primarily because the value of inventory decreased between periods, namely the price of corn.  Although we experienced a decrease in net income between periods, we continue to believe that cash flows from operations and our revolving debt facilities will be sufficient to meet our expected capital and liquidity requirements and needs through the end of 2009. A greater reliance on our revolving debt to fund operations may be required, however, particularly if conditions in the ethanol industry were to worsen.

The following table shows the cash flows between the six months ended June 30, 2009 and six months ended June 30, 2008:

	Six Months Ended June 30,
	2009	2008
	$	$
Net cash provided by (used for) operating activities	$(2,921,600)	$(16,194,273)
Net cash provided by (used for) investing activities	$141,432	$683,983
Net cash provided by (used for) financing activities	$(2,878,906)	$6,715,300

Cash Flow From Operating Activities - Net cash flow used for operating activities increased $13.3 million between periods due to a significant decrease in inventory and cash used for margin deposits, offset by a decrease in net income.  Inventory decreased between periods because the value of corn inventory per bushel decreased 56% between June 30, 2008 to June 30, 2009. Due to an increase in corn prices during the six months ended June 30, 2008, we used $14.9 million in cash for margin deposits, compared to receiving $1.5 million during the six months ended June 30, 2009.  Net income decreased primarily due to a decrease in revenue from the sale of ethanol and distillers grains.

Cash Flow From Investing Activities - Net cash flow from investing activities decreased $540,000 between periods due to a decrease in purchases of property and equipment and a decrease in refunds from the State of South Dakota for sales and excise tax paid. Since completing construction of our plant’s expansion in May 2007, we have continued to purchase less property and equipment as no material capital improvements have been necessary. In addition, we received more in tax refunds from the State of South Dakota in 2008 than in 2009 as a result of completing the construction of our plant’s expansion in 2007.

Cash Flow From Financing Activities - Net cash from financing activities decreased $9.6 million between periods principally because we had a $1.1 million of checks in excess of our bank balances at June 30, 2008, compared to $0 for June 30, 2009.  In addition, we drew down $8 million on our $8 million revolving note and $1.96 million on our $9 million revolving note during the six months ended June 30, 2008, compared to not drawing down any part of the notes during the six months ended June 30, 2009.

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

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million.  The principal purpose of this revolver is to cover the cost of any non-corn related items at the plant at any time. The note bears a variable-interest rate equal to the prime rate as announced by U.S. Bank, adjusted each time the prime rate changes. Quarterly payments of interest on any unpaid balance are due quarterly. The total unpaid principal balance is due at maturity on August 31, 2014. The principal balance outstanding is $0 as of June 30, 2009, allowing us to borrow up to $8 million as of June 30, 2009.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a period of tight margins. The interest rate is LIBOR plus 4.0%, adjusted and due monthly, and the unpaid principal balance outstanding is due at maturity on June 26, 2010.  The principal balance outstanding is $0 as of June 30, 2009, allowing us to borrow up to $9 million as of June 30, 2009 as the defined borrowing base was higher than $9 million as of June 30, 2009.

The $33 million term note, which had been converted from a construction note on August 31, 2007, is subject to two interest rate swap arrangements. The notional amounts ($13.61 million and $6.81 million as of June 30, 2009) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (3.06% at June 30, 2009). A principal payment of $825,000 is due quarterly on the note.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $10.3 million as of June 30, 2009. Principal payments of $364,883 and $725,905 were made for the three and six months ended June 30, 2009.

The principal balance outstanding on the $3.9 million variable rate (3.25% as of June 30, 2009) non-revolving loan is $2.24 million as of June 30, 2009.  Principal payments of $97,500 and $195,000 were made for the three and six months ended June 30, 2009.

The principal balance outstanding on the $4.3 million variable rate loan (3.32% at June 30, 2009) is $3.22 million. Principal payments of $154,000 and $308,000 were made for the three and six months ended June 30, 2009.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment,

personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to the following material conditions and covenants:  1) a capital expenditure limitation not exceeding $1 million in any calendar year; 2) a cash distribution limitation to members not exceeding 80% of net income annually; 3) a minimum working capital of $10 million; and 4) a fixed-charge coverage ratio of 0.75:1 for June 30, 2009, 0.95:1 for September 30, 2009, and 1.15:1 every quarter thereafter. As of June 30, 2009 and the date of this filing, we were in full compliance with our covenants.

We anticipate that we will continue to comply with our fixed-charge coverage ratio, despite a violation of the ratio on March 31, 2009 and the last two quarters of 2008. At March 31, 2009, we violated our fixed-charge coverage ratio under our loan agreement with U.S. Bank as our coverage ratio was 0.73:1 compared to the then required ratio of 1.15:1 at March 31, 2009. On May 14, 2009, U.S. Bank agreed to waive a violation of the fixed-charge coverage ratio and amend our loan agreement, agreeing to reduce the required ratio from 1.15:1 to 0.75:1 for June 30, 2009 but increase it to 0.95:1 for September 30, 2009 and back to 1.15:1 for December 31, 2009 and every quarter thereafter. The ratio is measured on a year-to-date financial information basis but tested quarterly.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the Company to disclose the date through which it has evaluated subsequent events and the basis for that date, including a statement that it has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, which is our second quarter of 2009. This pronouncement was adopted during the current period with no material effect on our statements of financial condition or results of operations. Applicable disclosures have been provided in Note 11 — Subsequent Events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”), which enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We will adopt the provisions of SFAS 167 on January 1, 2010. We have not completed an evaluation of the potential impact of the adoption of SFAS 167 on our results of operations, cash flows or financial position.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 168 establishes the FASB Accounting Standards Codification as the single authoritative source for GAAP. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. Because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption of this Statement and our use of the Codification beginning in the third quarter of 2009 will not have an impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also requires those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Our adoption of SFAS 107-1 and APB 28-1 did not have an impact on our consolidated financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities. We have adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 4 — Derivative Financial Instruments for additional disclosures required by SFAS No. 161.

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

Fair Value Measurements. On January 1, 2009, we adopted FASB Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS No. 157-2 was immaterial to our results of operations, cash flows or financial positions.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the June 30, 2009 and December 31, 2008 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st — November 7th) and withdrawal

(November 14th — June 30th) seasons.  The price of distillers grains is principally influenced by the price of corn and soybean meal, competing protein feed products.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of June 30, 2009 and June 30, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2009	$2,219,631	$221,963
June 30, 2008	$9,086,997	$908,700

Interest Rate Risk

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $12.27 million in variable rate, long-term debt outstanding as of June 30, 2009, or approximately 29% of our total long-term indebtedness. The interest rate on $2.24 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 3.25% as of June 30, 2009.  $3.22 million of the variable rate debt is subject to an interest rate of 3.320% at June 30, 2009.  The variable rate on the $6.81 million portion of the term note is 3.060% (One-Month LIBOR plus 2.75%) as of June 30, 2009. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the term note.

In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we have an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($13.61 million and $6.81 million, respectively as of June 30, 2009). The remaining amount, $6.81 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.  The interest rate on the variable portion of our $33.0 million term note decreased 2.172% from June 30, 2008 to June 30, 2009, which required us to pay more interest to U.S. Bank under the swap transactions during 2009 than 2008.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

In 2003, the U.S. Environmental Protection Agency issued formal information requests to, among others, plants designed, constructed, and/or managed by POET™ Design and Construction and POET™ Plant Management, of which our plant was subject. These requests required that the subject plants provide the Environmental Protection Agency with certain data regarding air emissions. On January 14, 2009, our plant received from the Environmental Protection Agency a written Notice of Violation (NOV).  The NOV alleges that our plant violated the Clean Air Act by failing to adequately maintain a required level of air pollutants as established under the plant’s Title V air permit, and by conducting invalid testing for compliance with such permit. Following the receipt of the NOV, the plant had a meeting with the Environmental Protection Agency to discuss the NOV, and another meeting with the EPA is expected in late August 2009. A penalty assessment is currently under consideration by the Environmental Protection Agency. While it is expected that we will be assessed a penalty and/or fine related to these occurrences, no penalty or fine has been assessed nor is any expected to be material. We are currently taking corrective actions to address the cause of the NOV, including a $1 million capital improvement project on our plant’s dryer and thermal oxidizer.

Item 1A.  Risk Factors.

Set forth below are material changes to our risk factors as previously described in our Form 10-K for the year ended December 31, 2008:

Our debt financing agreements through our subsidiary, POET™ Biorefining — Big Stone, contain, and our future debt financing agreements may contain, restrictive covenants that impose significant restrictions on the operation of our business. The terms of our  existing loan financing agreements with U.S. Bank National Association, our subsidiary’s primary lender, contain, and any future debt financing agreement it enters into may contain, financial, maintenance, cash distribution, operational and other restrictive covenants. During the last two quarters of 2008 and the first quarter of 2009, we violated a fixed-charge coverage ratio for which we have subsequently received from U.S. Bank a waiver. As part of the waiver for the quarter ended March 31, 2009, U.S. Bank agreed to amend the loan agreement by lowering the fixed-charge coverage ratio, making it less difficult with which to comply through the end of the third quarter 2009. There are no assurances, however, that we will be able to comply with the fixed-charge ratio and other covenants in the future, or receive waivers like in the past, particularly if market conditions in the ethanol industry were to worsen. If we are unable to comply with these covenants or service our debt, or obtain waivers of covenants in the future, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business and on those persons who have invested in our business.

Valero, a large gasoline blending company, recently purchased 8 ethanol plants from the VeraSun bankruptcy which may signal further involvement in the ethanol industry by large oil companies which may influence the ethanol industry in ways that harms our business.  Valero Renewable Fuels recently purchased 8 ethanol plants from the VeraSun Energy bankruptcy auction.  These ethanol plants have a total nameplate production capacity of 780 million gallons of ethanol.  Valero paid $477 million for the VeraSun facilities, excluding working capital and inventory which is currently estimated at $75 million.  Valero is involved in the gasoline blending and retail gasoline sales industries.  Now, Valero owns ethanol production capacity that would allow Valero to produce a portion of the ethanol that it is required to blend with gasoline.  This may allow Valero to realize economies in the production and sale of ethanol that we are not able to realize.  Further, this may signal increased involvement by large oil companies in the ethanol industry.  Many of these oil companies have significantly greater resources than we have. We may not be able to compete effectively with Valero or other large oil companies which may result in our inability to operate the plant profitably.

Demand for ethanol may not grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles which could impact our ability to operate profitably.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  However, the renewable fuels standard provides for 36 billion gallons of renewable fuels being blended by 2022.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and automobile manufacturers have stated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the plant profitably. The U.S. Environmental Agency is expected to announce its decision on whether the current blending cap restriction on automobiles can be raised from 10% to 15% by December 2009 at the earliest

Carbon dioxide may be regulated in the future by the U.S. Environmental Protection Agency as an air pollutant which may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. On April 17, 2009, the U.S. Environmental Protection Agency

issued a finding that carbon dioxide and other greenhouse gases constitute a danger to public health and are subject to regulations under the Clean Air Act.  The ruling triggers a 60-day comment period before any proposed regulations governing emissions of greenhouse gases are published.  The ruling was directed by the U.S. Supreme Court which decided a case in 2007 in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the Environmental Protection Agency to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Our plant produces a significant amount of carbon dioxide that we currently emit into the atmosphere. While it is uncertain whether regulations will be promulgated, or the content thereof, if the Environmental Protection Agency or the State of South Dakota were to issue regulations that control the emission of carbon dioxide emissions by ethanol plants, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating profitably and harm our business.

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
Dated: August 10, 2009
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Fifth Amended and Restated Operating Agreement dated July 31, 2009 (3)
4.1	Form of Class A Unit Certificate(4)
10.1	$9 Million Revolving Loan Promissory Note
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)	Appendix A to registrant’s prospectus filed with the Commission on March 17, 2003.
(2)	Appendix B to registrant’s prospectus filed with the Commission on March 17, 2003.
(3)	Exhibit 3(ii)(a) to the registrant’s Form 8-K filed with the Commission on August 6, 2009.
(4)	Exhibit 4.1 to the registrant’s Form S-4 filed with the Commission on July 26, 2002.