Form 10-Q
period 2009-09-30
NORTHERN GROWERS LLC
filed 2009-11-09
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

605-862-7902

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 1, 2009, the issuer had 50,628,000 Class A capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

NORTHERN GROWERS, LLC

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008*

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,904,265	$12,712,987
Accounts receivable
Trade related party	7,013,133	6,475,987
Trade	696,228	525,851
Other	261,619	316,576
Inventory	8,433,593	9,710,268
Prepaid expenses	144,533	127,236
Margin deposits	89,995	1,543,287

Total current assets	31,543,366	31,412,192

PROPERTY AND EQUIPMENT
Land improvements	7,123,107	7,107,452
Equipment	71,030,059	71,005,748
Buildings	15,379,448	15,379,448
	93,532,614	93,492,648
Less accumulated depreciation	(24,087,521)	(20,261,459)

Net property and equipment	69,445,093	73,231,189

OTHER ASSETS
Financing costs, net of amortization of $161,643 and $116,932 as of September 30, 2009 and December 31, 2008	209,394	229,577
Assets held for sale	100,000	100,000

Total other assets	309,394	329,577

	$101,297,853	$104,972,958

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008*

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,479,208	$2,037,590
Accounts payable - corn	4,705,187	6,667,478
Accounts payable - related party	591,709	328,566
Other accrued liabilities	675,370	603,768
Accrued interest	7,563	3,750
Accrued liability for commodities contracts	1,971,849	2,390,685
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	5,856,547	5,785,007

Total current liabilities	15,292,433	17,821,844

LONG-TERM LIABILITIES
Derivative financial instruments	1,869,968	2,496,933
Long-term notes payable	35,726,059	40,121,940

Total long-term liabilities	37,596,027	42,618,873

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(1,442,866)	(1,926,632)
Retained earnings	26,079,387	23,625,025

Total Northern Growers, LLC equity	37,358,421	34,420,293

Noncontrolling interest	11,050,972	10,111,948

Total equity	48,409,393	44,532,241

	$101,297,853	$104,972,958

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES
Sales related party	$28,102,742	$38,271,909	$77,228,114	$110,986,002
Sales	7,506,856	9,255,526	21,571,431	25,546,646
Incentive	250,000	250,000	416,666	395,595
Total revenues	35,859,598	47,777,435	99,216,211	136,928,243

COST OF REVENUES	30,432,887	52,678,557	90,908,365	134,577,245

GROSS PROFIT	5,426,711	(4,901,122)	8,307,846	2,350,998

EXPENSES
General and administrative	1,010,285	743,183	2,984,642	2,661,418
Total operating expenses	1,010,285	743,183	2,984,642	2,661,418

INCOME FROM OPERATIONS	4,416,426	(5,644,305)	5,323,204	(310,420)

OTHER INCOME (EXPENSES)
Interest income	9,054	18,785	21,629	47,022
Interest expense	(687,194)	(860,960)	(2,104,102)	(2,721,631)
Other	(6,864)	1,928	9,456	(12,171)
Total other income (expenses)	(685,004)	(840,247)	(2,073,017)	(2,686,780)

NET INCOME (LOSS)	3,731,422	(6,484,552)	3,250,187	(2,997,200)

LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(870,405)	1,468,919	(795,825)	643,507

NET INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	2,861,017	(5,015,633)	2,454,362	(2,353,693)

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss) attributable to Northern Growers, LLC	(95,781)	(55,768)	483,766	(9,097)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	$2,765,236	$(5,071,401)	$2,938,128	$(2,362,790)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.057	$(0.099)	$0.048	$(0.046)

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$—	$—	$—

DISTRIBUTIONS PER CAPITAL UNIT PAID	$—	$—	$—	$0.030

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

				Accumulated		Total
			Additional	Other		Northern	Noncontrolling
	Capital		Paid-In	Comprehensive	Retained	Growers, LLC	Interest
	Units	Amount	Capital	Income (Loss)	Earnings	Equity	Equity

BALANCE, JANUARY 1, 2008	50,628,000	$12,657,000	$64,900	$(695,076)	$27,777,575	$39,804,399	$11,631,148

Net income (loss)	—	—	—	—	(4,152,550)	(4,152,550)	(1,154,649)
Cash flow hedge (loss)	—	—	—	(1,231,556)	—	(1,231,556)	(364,551)
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2008	50,628,000	$12,657,000	$64,900	$(1,926,632)	$23,625,025	$34,420,293	$10,111,948

Net income (loss)	—	—	—	—	2,454,362	2,454,362	795,825
Cash flow hedge income (loss)	—	—	—	483,766	—	483,766	143,199
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, SEPTEMBER 30, 2009	50,628,000	$12,657,000	$64,900	$(1,442,866)	$26,079,387	$37,358,421	$11,050,972

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$2,454,362	$(2,353,693)
Changes to net income (loss) not affecting cash
Depreciation	3,861,588	3,828,502
Amortization of loan fees	44,711	51,256
Noncontrolling interest in subsidiary’s earnings (losses)	795,825	(643,507)
(Gain)/loss on sale/disposal of assets	83,216	—
Decrease (increase) in current assets
Accounts receivable
Related party	(537,146)	(3,144,006)
Trade	(170,377)	(460,276)
Other	(66,445)	3,006
Inventory	1,276,675	4,962,620
Prepaid expenses	(17,297)	(155,650)
Margin deposits	1,453,292	5,514,039
Commodities contracts	—	(3,359,383)
Increase (decrease) in current liabilities
Accounts payable
Trade	(558,382)	405,524
Corn	(1,962,291)	(1,211,087)
Related party	263,143	(42,470)
Accrued liabilities	71,602	104,304
Due to broker	—	1,711,943
Accrued liability for commodities contracts	(418,836)	—
Accrued interest	3,813	(62)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,577,453	5,211,060

INVESTING ACTIVITIES
Purchase of property and equipment	(285,902)	(351,366)
Refund on construction	84,922	—
Tax refund on construction	163,674	1,016,697

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(37,306)	665,331

FINANCING ACTIVITIES
Short-term notes payable issued	—	25,000
Payment on short-term notes payable	—	(25,000)
Long-term notes payable issued	—	8,000,000
Principal paid on long-term notes payable	(4,324,341)	(12,254,399)
Distributions paid - Northern Growers	—	(1,518,840)
Cash paid for financing costs	(24,528)	(28,234)

NET CASH (USED FOR) FINANCING ACTIVITIES	(4,348,869)	(5,801,473)

NET INCREASE (DECREASE) IN CASH	2,191,278	74,918

CASH AT BEGINNING OF PERIOD	12,712,987	9,182,533

CASH AT END OF PERIOD	$14,904,265	$9,257,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,100,289	$2,721,510

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts receivable for tax refund on construction	$—	$142,632
Accounts receivable for refund on construction	$21,230	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (the “plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET® Biorefining — Big Stone) (“POET® Biorefining — Big Stone”), and own a 77.16% interest in POET® Biorefining — Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET® Biorefining — Big Stone on a consolidated basis.  On June 26, 2002, the Company began grinding corn and on July 5, 2002, the Company commenced its principal operations at a 40 million gallon nameplate capacity.  On May 14, 2007, the Company completed an expansion to a 75 million gallon nameplate capacity. The Company sells ethanol and related products primarily in the United States.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

These financial statements and notes included in this Form 10-Q report should be read in conjunction with the company’s 2008 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Growers and its 77.16% owned subsidiary, POET® Biorefining - Big Stone. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

Derivative accounting guidance requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the derivative accounting and reporting requirements.

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

During 2007 and 2006 the Company entered into derivative financial instruments to limit its exposure to changes in interest rates.  The Company entered into two interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements are accounted for as a cash flow hedge.

Interest Rate Swap Agreements

During 2007 and 2006 the Company entered into interest rate swap agreements as part of its interest rate risk management strategy and to effectively convert a portion of its variable rate debt to fixed rate debt.  The swap agreements, which both expire August 31, 2014, are accounted for as cash flow hedges.  Under the terms of the swap agreements, the Company’s net payment is a fixed interest rate on the notional amount in exchange for

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

receiving a variable rate based on one month LIBOR. The swap transactions qualify for the shortcut method of recognition; therefore, no portion of the swap is treated as ineffective.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), consisting of an unrealized loss from our interest rate swap agreements designated as a cash flow hedge.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010.  The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The Company is currently assessing the impact of adoption on its financial position and results of operations.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method with allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.

Newly Adopted Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements.  On January 1, 2009, the Company adopted new guidance for the accounting, reporting and disclosure of noncontrolling interests, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company’s adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations. On January 1, 2009, the Company adopted new guidance on business combinations which expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This guidance requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, the guidance requires that contingent consideration be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. On April 1, 2009, additional guidance was issued further

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

amending the accounting for business combinations to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability would be recognized.  The Company has not had any business combinations since adopting this guidance.

Subsequent Events.  On April 1, 2009, the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Company  adopted the provisions of the new guidance during the second quarter of 2009 and the effect of adoption on its financial statements was not material.  Applicable disclosure has been provided in Note 11 — Subsequent Events.

Interim Fair Value Disclosure.  On April 1, 2009, the Company adopted new guidance which requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of this guidance, disclosures about fair values of financial instruments were only required to be disclosed annually. Since this guidance requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities. On April 1, 2009, the Company has adopted  new guidance related to derivative disclosure and hedging activities. This guidance  requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The guidance  also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 4 — Derivative Financial Instruments for additional disclosures.

Codification.  In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the presentation in 2009. These reclassifications had no change in previously reported net income.

NOTE 3 -       FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted new guidance on fair value measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. In February 2008, the FASB deferred the effective date of the new guidance for one year for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis. The effect of adoption on January 1, 2009 of the new guidance for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations or cash flows. There are three levels of inputs that may be used to measure fair value:

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

Except for those assets and liabilities which are required by accounting guidance to be recorded at fair value in the consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by new guidance.  No events occurred during the nine months ended September 30, 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Consolidated
	Balance Sheets	Fair Value	Fair Value Measurement Using
	September 30, 2009	September 30, 2009	Level 1	Level 2	Level 3
Commodities contracts	$964,605	$964,605	$964,605

Corn purchase contracts	$(2,936,454)	$(2,936,454)		$(2,936,454)

Derivative financial instruments	$(1,869,968)	$(1,869,968)		$(1,869,968)

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

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2009 and December 31, 2008.

The estimated fair value of total bank debt at September 30, 2009 was $41,612,925, which differs from the carrying amounts of $41,582,606 included in our consolidated balance sheet.  The fair value of our debt has been estimated based on quoted market prices as of September 30, 2009.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -       DERIVATIVE FINANCIAL INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

As discussed in Note 2, on January 1, 2009, the Company adopted new guidance requiring holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

As of September 30, 2009, the Company has entered into ethanol, natural gas and corn derivative instruments and interest rate swap agreements.  The Company is required to requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

Commodity Contracts

The Company enters into ethanol and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date.  In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effect of price volatility.  These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Derivative fair market value gains or losses are included in the results of operations and are included in cost of revenues.   All commodity contracts do not qualify for hedge accounting.

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

At September 30, 2009, the Company had $19,800,000 of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR plus 2.75%) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

All interest rate swaps held by the Company as of September 30, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.

The following tables provide details regarding the Company’s derivative financial instruments at September 30, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet	Fair	Balance Sheet	Fair
As of September 30,	Location	Value	Location	Value

Derivatives designated as hedging instruments
Interest rate swap		$—	Long-term liabilities	$1,869,968

Total derivatives designated as hedging instruments		$—		$1,869,968

Derivative not designated as hedging instruments
Commodities contracts		$—	Current liabilities	$1,971,849

Total derivatives not designated as hedging instruments		$—		$1,971,849

Total Derivatives		$—		$1,971,849

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivative Cash Flow Hedging Relationship - Interest rate swaps

Amount of gain (loss) recognized in OCI on derivative	$(95,781)	$483,766

Amount of gain (loss) reclassified from accumulated OCI into income on derivative	$—	$—

Location of gain (loss) reclassified from accumulated OCI into income

Amount of gain (loss) recognized in income on derivative	$247,517	$740,192

Location of gain (loss) recognized in income	Interest Expense	Interest Expense

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Derivatives not designated as hedging intruments — Commodities contracts

Amount of gain (loss) recognized in income on derivative	$3,600,542	$7,353,196

Location of gain (loss) recognized in income	Cost of revenues	Cost of revenues

NOTE 5 -       NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at September 30, 2009 and December 31, 2008.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bore interest at 5.94% and matured May 1, 2008 and was paid in full.  The balance of this note was $0 at September 30, 2009 and December 31, 2008.

On August 28, 2006, POET® Biorefining - Big Stone and U.S. Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3,000,000 and $5,000,000 revolving notes into one note.  On September 21, 2007, an amendment to the loan agreement became effective.  The purpose of the amendment was to finance the purchase and construction of additional grain storage bins and equipment ($4,300,000) and obtain a $9,000,000 short-term revolving loan. Under the amended and restated loan agreement and the September 21, 2007 amendment, POET® Biorefining — Big Stone is subject to six notes:  Note #174, a $3,900,000 variable-rate, non-revolving note;  Note #158, a $15,800,000 fixed-rate note; Note #91, an $8,000,000 variable-rate, revolving long term note; Note #190, a $33,000,000 construction note; Note #232, a $4,300,000 variable-rate note; and Note #216, a $9,000,000 variable-rate, revolving short-term note.

Note #174, the $3,900,000 variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 3.25% at September 30, 2009. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15,800,000 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1,200,000 fixed rate note, was retired on April 30, 2007.

Note #91, the $8,000,000 variable rate, revolving note, permits POET® Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8,000,000. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (3.25% at September 30, 2009). Quarterly payments of interest on any unpaid balance are due

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of 0.0375% and prepayment is without penalty.  The amount available on this note was $8,000,000 at September 30, 2009 and December 31, 2008.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($19,800,000 as of September 30, 2009) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (2.996% at September 30, 2009).

Note #232, the $4,300,000 note, is subject to a variable rate of LIBOR plus 3.00% (3.258% at September 30, 2009), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9,000,000 short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9,000,000. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  The loan has been renewed, with revised terms, as of July 28, 2009.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (4.312% at September 30, 2009).  The revolver is subject to a quarterly unused commitment fee of 0.500% per year, assessed quarterly in arrears (previously was 0.250%). The variable interest rate has been revised to one-month LIBOR plus 4.00%.  The total unpaid principal balance is due at maturity, or July 26, 2010.  The amount available on this note was $9,000,000 at September 30, 2009 and December 31, 2008.

POET® Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at September 30, 2009.  The bank waived compliance of the fixed charge coverage ratio on May 14, 2009 for the March 31, 2009 compliance date.  On May 14, 2009, the bank also adjusted the 2009 requirements of the fixed charge coverage ratio covenant such that the Company believes it will be in compliance with this and all covenants for the remainder of 2009.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance of the long-term notes payable as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008*
	(Unaudited)

Note #174	$2,145,000	$2,437,500
Note #158	9,969,606	11,064,447
Note #190	26,400,000	28,875,000
Note #232	3,068,000	3,530,000

	41,582,606	45,906,947
Less current portion	(5,856,547)	(5,785,007)

	$35,726,059	$40,121,940

* Derived from audited financial statements.

At September 30, 2009 and December 31, 2008, there were no outstanding borrowings against the long-term variable rate revolving note and the balance available on this note was $8,000,000.

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending September 30,	Amount

2010	$5,856,547
2011	5,957,864
2012	12,048,195
2013	3,916,000
October 1, 2013 to August 31, 2014	13,804,000

$41,582,606

NOTE 6 -       INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2009	2008 *

Finished goods	$1,440,778	$1,875,444
Raw materials	5,021,928	5,620,800
Work-in-process	827,274	1,022,085
Spare parts inventory	1,143,613	1,191,939

	$8,433,593	$9,710,268

* Derived from audited financial statements.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Due to the name change of Broin Companies, LLC (“Broin”) to POET®, LLC in early 2007 and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations and marketing are now with newly named entities containing POET®. All of the newly named POET® -related entities are the same Broin-related entities that existed prior to the Broin to POET® name change.  Broin Investments I, LLC, the minority member of POET® Biorefining — Big Stone, has not changed its name, yet is still a related party to all POET® -named companies listed here.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. Agreements with the minority member, or parties related to the minority member through common ownership, are as follows:

Ethanol Marketing Agreement — The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET® Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.  The Company has sales commitments with POET® Ethanol Products of approximately 8.4 million gallons over the next three months, all of which are contracted at a variable price. The Company purchases all of its denaturant through POET® Ethanol Products.

Management Agreement — On April 20, 2005, the Company renewed its agreement with POET® Plant Management, LLC (formerly known as Broin Management, LLC) for the management and operation of the plant. The new agreement terminates on June 30, 2015.  In exchange for management services, POET® Plant Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus based on a percentage of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to POET® Plant Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the plant.

Technology and Patent Rights License Agreement - On October 25, 2005, the Company entered into a Technology and Patent Rights License Agreement with POET® Research Inc. (formerly known as Broin and Associates, Inc.).  Under this agreement, POET® Research grants the Company a non-exclusive license to use certain technology and patents owned, developed, or obtained by POET® Research relating to the ethanol and related product production processes. The Company is required to pay an annual licensing fee for the right to use such technology and patents. The agreement terminates on June 30, 2015.

Risk Management Agreement — On April 1, 2007, the Company entered into a new corn and natural gas price risk management agreement with POET® Risk Management.  The new risk management agreement became effective on July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  In exchange for providing certain risk management services relating to corn and natural gas prices, including hedging and pooling services, the Company pays POET® Risk Management an annual fee, payable in quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.

Distillers Grains Marketing Agreement — On March 8, 2002 the Company entered into an agreement with POET® Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains.  The agreement terminates March 8, 2012, but renews for a five year term unless either party provides the other party a 90 day notice of termination prior to the

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

renewal date.  The agreement provides for an agency relationship as POET® Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.

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

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
September 30,	Agreements	Agreements	Agreements	Total
2010	$2,520	$567,340	$217,080	$786,940
2011	2,573	567,340	217,080	786,993
2012	2,646	529,438	144,720	676,804
2013	2,646	491,536	—	494,182
2014	2,646	491,536	—	494,182
2015-2100	361,053	368,652	—	729,705
	$374,084	$3,015,842	$578,880	$3,968,806

Corn Delivery — On August 9, 2005, POET® Biorefining - Big Stone agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’ members are no longer obligated to deliver corn to the plant. Instead, the plant purchases all of its corn from local corn producers and the open market.

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $166,667 and $666,667 for the program years ended June 30, 2010 and 2009, respectively. Incentive revenue of $416,666 and $395,595 was recorded for the nine months ended September 30, 2009 and 2008, respectively, for this program.

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

In January 2003, the U.S. Environmental Protection Agency (U.S. EPA) issued formal information requests to, among others, plants designed, constructed, and/or managed by POET® Design and Construction and POET® Plant Management. The Company’s plant was a subject of these requests. The requests required that the plants provide the EPA with certain data regarding emissions.

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

The Company has taken corrective action relating to the NOV through planned capital improvements to the plant.  On January 22, 2009, a capital improvement project for approximately $1 million was approved. This project, which will involve the construction of improvements to the dryer and thermal oxidizer, is expected to be capitalized and financed with cash from operations.  No work has been initiated on this project as of September 30, 2009.

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

NOTE 10 -     MARKET RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during the nine months ending September 30, 2009. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 80% of total revenues and corn costs historically average 50% to 60% of cost of revenues.

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

NOTE 11 -     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 6, 2009, the date which the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and nine months ended September 30, 2009, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2008.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, POET® Biorefining - Big Stone (POET® Biorefining - Big Stone and Northern Growers are also collectively referred to as “we” “us” or “our”), an ethanol and distillers grains plant (the “plant” or “our plant”) located in Big Stone City, South Dakota.

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET® Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through POET® Nutrition, Inc., which exclusively markets and sells the product to livestock feeders primarily located in the continental U.S.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and the price of unleaded gasoline. Excess ethanol supply in the market puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas, although our plant’s use of natural gas is offset by the use of steam supplied from the adjacent power plant, Big Stone Plant. The cost of corn and natural gas generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Executive Summary

We had a net income of $2.9 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss of $5.0 million for the three months ended September 30, 2008 and a net loss of $2.4 million for the nine months ended September 30, 2008. The change between periods for the three months ended is primarily attributed to a decrease in corn and energy costs, offset by a decrease in ethanol revenues. Our corn costs per bushel decreased 54% from the three months ended September 30, 2008 to 2009, primarily due to a decrease in the market price of corn. The price of corn decreased between periods because of increases in supply and a favorable corn crop forecast in 2009.  Likewise, energy costs decreased 40% due primarily to a decrease in natural gas cost per unit. The decrease in corn and energy costs between periods, however, was offset by a decrease in ethanol revenues. Ethanol revenues decreased between periods because of a continuing surplus of ethanol in the market and low unleaded gasoline prices.

We continue to deal with challenges in the ethanol industry, which are likely to continue for the remainder of 2009 and into 2010, though on a lesser scale than in 2008 and 2009.  While ethanol prices are expected to remain low by historical standards, a continuing an improvement in corn prices is expected to help offset the ethanol price trend.  Ethanol prices are likely to remain low because of excess ethanol supply. Excess ethanol supply, which has continued to affect adversely the market since the fall of 2008, is likely to continue until there is further demand growth. Demand growth, which showed some signs of improvement during the fourth quarter of 2009, is still subject to uncertainty. Although new ethanol supply has been greatly curtailed and several existing plants have halted production, it remains uncertain if there will be a true rebalancing of supply and demand in the near future. During this period of uncertainty and assuming farmers are able to harvest their crops during an unusually wet fall, the price of corn is expected to hold or improve through the fall and into 2010 as a record 2009 corn harvest is expected in the Upper Midwest.

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30,
	2009		2008
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	28,102,742	78%	38,271,909	80%
Distillers Grains	7,506,856	21%	9,255,526	19%
Incentive	250,000	1%	250,000	1%
Total	35,859,598	100%	47,777,435	100%

Cost of Revenues	30,432,887	85%	52,678,557	110%

General and Administrative Expenses	1,010,285	3%	743,183	2%

Other Operating Income (Expense)	(685,004)	(2)%	(840,247)	(2)%

Non-controlling Interest	(870,405)	(2)%	1,468,919	3%

Net Income (Loss)	2,861,017	8%	(5,015,633)	(10)%

Revenues - Revenue decreased $11.9 million, or 25%, to $35.9 million for the three months ended September 30, 2009 from $47.8 million for the three months ended September 30, 2008. Revenues decreased due to a decrease in ethanol and distillers grains’ revenue.

Revenue from the sale of ethanol decreased $10.2 million, or 27%, to $28.1 million for the three months ended September 30, 2009 from $38.3 million for the three months ended September 30, 2008. The decrease is primarily due to a 31% decrease in the average sales price per gallon.  Ethanol prices decreased between periods because of an oversupply of ethanol in the industry and a decrease in the price of unleaded gasoline and corn. Since the end of the third quarter, ethanol prices have risen modestly due primarily to rises in unleaded gasoline prices and a slight rebalancing of supply and demand. For example, the price was $1.84 per gallon as of November 2, 2009 as quoted on the CBOT for December 2009 futures, compared to $1.69 per gallon as of September 30, 2009 as quoted on the CBOT for December 2009 futures.

Revenue from the sale of distillers grains decreased $1.8 million, or 19%, to $7.5 million for the three months ended September 30, 2009 from $9.3 million for the three months ended September 30, 2008.  The decrease is primarily due to a 25% decrease in the average sales price per ton.  The price of distillers grains decreased due to a decrease in demand as livestock producers increased their use of corn for feed due to declining corn prices.

Cost of Revenues - Cost of revenues, which includes production expenses, decreased $22.3 million, or 42%, to $30.4 million for the three months September 30, 2009 from $52.7 million for the three months ended September 30, 2008. The primary reason for the decrease is a decrease in corn and energy costs.

Corn costs decreased 54% between periods.  This decrease is primarily due to a 40% decrease in the market price of corn.  The market price decreased due to favorable crop reports and weather conditions, a decrease in demand from the ethanol industry and a decrease in commodity speculation. Likewise, energy costs decreased 40% due primarily to a decrease in natural gas costs. Natural gas costs per unit decreased 62% due to an increase in natural gas reserves and decreases in demand nationwide.

General and Administrative Expenses - General and administrative expenses increased $270,000, or 36%, to $1.01 million for the three months ended September 30, 2009 from $740,000 for the three months ended September 30, 2008. The primary reason for the increase is an increase in net income (before net income attributable to the non-controlling interest) of $10.2 million which caused an increase in management incentive fees.

Other Income (Expenses) — Interest expense decreased $174,000, or 20%, to $687,000 for the three months ended from $861,000 for the three months ended September 30, 2008. Interest expense decreased because we drew down on our revolving loans during the third quarter of 2008, compared to not drawing down on the revolving loans during the third quarter of 2009.  Interest rates on our variable loans also decreased anywhere between 1.7% to 2.2% between periods.

Net Income (Loss) - Net income increased $7.9 million, or 157%, to $2.9 million for the three months ended September 30, 2009 from a net loss of $5.0 million for the three months ended September 30, 2008. This change is caused primarily by a decrease in corn and energy costs, offset by a decrease in ethanol revenues.

Comparison of the nine months ended September 30, 2009 and 2008

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30,
	2009		2008
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	77,228,114	78%	110,986,002	81%
Distillers Grains	21,571,431	22%	25,546,646	19%
Incentive	416,666	0%	395,595	0%
Total	99,216,211	100%	136,928,243	100%

Cost of Revenues	90,908,365	92%	134,577,245	98%

General and Administrative Expenses	2,984,642	3%	2,661,418	2%

Other Operating Income (Expense)	(2,073,017)	(2)%	(2,686,780)	(2)%

Non-controlling Interest	(795,825)	(1)%	643,507	0%

Net Income	2,454,362	2%	(2,353,693)	(2)%

Revenues - Revenue decreased $37.7 million, or 28%, to $99.2 million for the nine months ended September 30, 2009 from $136.9 million for the nine months ended September 30, 2008. Revenues decreased due to a decrease in ethanol and distillers grains’ revenues.

Revenue from the sale of ethanol decreased $33.8 million, or 30%, to $77.2 million for the nine months ended September 30, 2009 from $111.0 million for the nine months ended September 30, 2008. The decrease is primarily due to a 29% decrease in the average sales price per gallon, as the price of ethanol continued to be adversely affected by an oversupply of ethanol in the market.

Revenue from the sale of distillers grains decreased $3.9 million, or 16%, to $21.6 million for the three months ended September 30, 2009 from $25.5 million for the nine months ended September 30, 2008.  The decrease is due to a 16% decrease in the average sales price per ton. Average sales price per ton decreased due to a decrease in the market value of corn.

Cost of Revenues - Cost of revenues, which includes production expenses, decreased $43.7 million, or 32%, to $90.9 million for the nine months ended September 30, 2009 from $134.6 million for the nine months ended September 30, 2008. The primary reason for the decrease is a decrease in corn and energy costs.

Corn costs decreased due to a 25% decrease in the market price of corn which is caused by favorable crop reports and weather conditions and a decrease in demand from the ethanol industry. Likewise, energy costs decreased 35% due to a decrease in natural gas costs and steam costs.  Natural gas costs per unit decreased 55% due to an increase in natural gas reserves and decreases in demand nationwide.  Steam costs per unit decreased 16% due to a decrease in peak demand charges.

General and Administrative Expenses - General and administrative expenses increased $320,000, or 12%, to $2.98 million for the nine months September 30, 2009 from $2.66 million for the nine months ended September 30, 2008. One of the reasons for the increase is an increase in bank charges from our lender.  Bank charges increased between periods because our lender, U.S. Bank, charged us fees for waiving a violation of our fixed-charge coverage ratio covenant at March 31, 2009 and adjusting the fixed-charge coverage ratio covenant for June 30, 2009 and September 30, 2009 with which we were not in compliance during first quarter of 2009.  The increase is also due to increased management incentive fees and costs during the year which are based on an increase in our profitability.

Other Income (Expenses) — Similar to the quarter ended, interest expense decreased $620,000 or 23%, to $2.10 million for the nine months ended from $2.72 million for the nine months ended September 30, 2008. Interest expense decreased because we drew down on our revolving loans during the second quarter of 2008, compared to not drawing down on the revolving loans during the second quarter of 2009.  Interest rates on our variable loans also decreased anywhere between 1.7% to 2.2% between periods.

Net Income (Loss) - Net income increased $4.8 million, or 204%, to a net income of $2.5 million for the nine months ended September 30, 2009 from a net loss of $2.3 million for the nine months ended September 30, 2008. This change is caused primarily by a decrease in corn costs, offset by a decrease in ethanol revenue.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital is $24.3 million as of September 30, 2009, compared to $21.6 million as of September 30, 2008.  Working capital increased between periods principally due to an increase in profitability.  For the foreseeable future, we continue to anticipate having sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

The following table shows the cash flows between the nine months ended September 30, 2009 and nine months ended September 30, 2008:

	Nine Months Ended September 30,
	2009	2008
	$	$
Net cash provided by operating activities	$6,577,453	$5,211,060
Net cash provided by (used for) investing activities	$(37,306)	$665,331
Net cash (used for) financing activities	$(4,348,869)	$(5,801,473)

Cash Flow From Operating Activities — Net cash flow provided by operating activities increased $1.4 million between periods due to a significant increase in net income and a decrease in inventory.  Net income increased and inventory decreased between periods primarily due to a decrease in the market value of corn between September 30, 2008 to September 30, 2009.  In addition, due to an increase in corn prices during the nine months ended September 30, 2008, we used $190,000 in cash for margin deposits during this period, compared to receiving $8.3 million during the nine months ended September 30, 2009.

Cash Flow From Investing Activities -   Net cash flow from investing activities decreased $700,000 between periods due to a decrease in purchases of property and equipment and a decrease in refunds from the State of South Dakota for sales and excise tax paid.  Since completing construction of our plant’s expansion in May 2007, we have continued to purchase less property and equipment because material capital improvements have not been necessary.  In addition, we received more in tax refunds from the State of South Dakota in 2008 than in 2009 as a result of completing the construction of our plant’s expansion in 2007.

Cash Flow From Financing Activities   Net cash used for financing activities decreased $1.5 million between periods.  We drew down $8 million on our $8 million revolving note during the first six months of 2008 and paid it down to a zero balance by September 30, 2008, compared to not drawing down any part of the $8 million revolving note during 2009.  We also paid a distribution to our members of $1.5 million in January 2008, compared to no distributions for the nine months ended September 30, 2009.

Indebtedness

Under a loan agreement with our senior lender, U.S. Bank National Association, we have six notes and loans outstanding through our subsidiary POET® Biorefining — Big Stone: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million.  The principal purpose of this revolver is to cover the cost of any non-corn related items at the plant at any time.  The principal balance outstanding is $0 as of September 30, 2009, allowing us to borrow up to $8 million as of September 30, 2009.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a period of tight margins.  The principal balance outstanding is $0 as of September 30, 2009, allowing us to borrow up to $5.4 million as of September 30, 2009.

The $33 million term note, which had been converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($13.20 million and $6.60 million as of September 30, 2009) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (2.996% at September 30, 2009). A principal payment of $825,000 is due quarterly on the note.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $9.97 million as of September 30, 2009. Principal payments of $368,935 and $1.10 million were made for the three and nine months ended September 30, 2009.

The principal balance outstanding on the $3.9 million variable rate (3.25% as of September 30, 2009) non-revolving loan is $2.15 million as of September 30, 2009.  Principal payments of $97,500 and $292,500 were made for the three and nine months ended September 30, 2009.

The principal balance outstanding on the $4.3 million variable rate loan (3.258% at September 30, 2009) is $3.07 million. Principal payments of $154,000 and $462,000 were made for the three and nine months ended September 30, 2009.

All of loans and notes outstanding are secured by our tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, we are subject to the following material conditions and covenants:  1) a capital expenditure limitation not exceeding $1 million in any calendar year; 2) a cash distribution limitation to members not exceeding 80% of net income annually; 3) a minimum working capital of $10 million; and 4) a fixed-charge coverage ratio of 0.75:1 for June 30, 2009, 0.95:1 for

September 30, 2009, and 1.15:1 every quarter thereafter.  As of September 30, 2009 and the date of this filing, we were in full compliance with our covenants.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010.  The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  We are currently assessing the impact of adoption on its financial position and results of operations.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method with allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures. We are currently assessing the impact of adoption on its financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements.  On January 1, 2009, we adopted new guidance for the accounting, reporting and disclosure of noncontrolling interests, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Our adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

Business Combinations. On January 1, 2009, we adopted new guidance on business combinations which expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This guidance requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, the guidance requires that contingent consideration be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. On April 1, 2009, additional guidance was issued further amending the accounting for business combinations to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability would be recognized. We have not had any business combinations since adopting this guidance.

Subsequent Events.  On April 1, 2009, we adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the provisions of the new guidance during the second quarter of 2009 and the effect of adoption on its financial statements was not material.  Applicable disclosure has been provided in Note 11 — Subsequent Events.

Interim Fair Value Disclosure.  On April 1, 2009, we adopted new guidance which requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of this guidance, disclosures about fair values of financial instruments were only required to be disclosed annually. Since this guidance requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect our financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities. On April 1, 2009, we adopted new guidance related to derivative disclosure and hedging activities. This guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 4 — Derivative Financial Instruments for additional disclosures.

Codification.  In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the September 30, 2009 and December 31, 2008 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st — November 7th) and withdrawal (November 14th — September 30th) seasons.  The price of distillers grains is principally influenced by the price of corn and soybean meal, competing protein feed products.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of September 30, 2009 and September 30, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2009	$706,145	$70,615
September 30, 2008	$6,660,419	$666,042

Interest Rate Risk

  Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $11.81 million in variable rate, long-term debt outstanding as of September 30, 2009, or approximately 28% of our total long-term indebtedness. The interest rate on $2.15 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 3.25% as of September 30, 2009.  Of the variable rate debt, $3.07 million is subject to an interest rate of 3.258% at September 30, 2009.  The variable rate on the $6.60 million portion of the term note is 2.996% (One-Month LIBOR plus 2.75%) as of September 30, 2009. We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible and using the interest rate swap agreement on the term note.

  In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we have an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($13.20 million and $6.60 million, respectively as of September 30, 2009). The remaining amount, $6.60 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios.  For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.  The interest rate on the variable portion of our $33.0 million term note decreased 2.240% from September 30, 2008 to September 30, 2009, which required us to pay more interest to U.S. Bank under the swap transactions.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

In 2003, the U.S. Environmental Protection Agency issued formal information requests to, among others, plants designed, constructed, and/or managed by POET® Design and Construction and POET® Plant Management, of which our plant was subject. These requests required that the subject plants provide the Environmental Protection Agency with certain data regarding air emissions. On January 14, 2009, our plant received from the Environmental Protection Agency a written Notice of Violation (NOV).  The NOV alleges that our plant violated the Clean Air Act by failing to adequately maintain a required level of air pollutants as established under the plant’s Title V air permit, and by conducting invalid testing for compliance with such permit. Following the receipt of the NOV, the plant had a meeting with the Environmental Protection Agency to discuss the NOV. A penalty assessment is currently under consideration by the Environmental Protection Agency. While it is expected that we will be assessed a penalty and/or fine related to these occurrences, no penalty or fine has been assessed nor is any expected to be material. We are currently taking corrective actions to address the cause of the NOV, including the approval of a $1 million capital improvement project for our plant’s dryer and thermal oxidizer.

Item 1A.  Risk Factors.

Set forth below are material changes to our risk factors as previously described in our Form 10-K for the year ended December 31, 2008:

Our debt financing agreements through our subsidiary, POET® Biorefining — Big Stone, contain, and our future debt financing agreements may contain, restrictive covenants that impose significant restrictions on the operation of our business. The terms of our  existing loan financing agreements with U.S. Bank National Association, our subsidiary’s primary lender, contain, and any future debt financing agreement it enters into may contain, financial, maintenance, cash distribution, operational and other restrictive covenants. During the last two quarters of 2008 and the first quarter of 2009, we violated a fixed-charge coverage ratio for which we have subsequently received from U.S. Bank a waiver. As part of the waiver for the quarter ended March 31, 2009, U.S. Bank agreed to amend the loan agreement by lowering the fixed-charge coverage ratio, making it less difficult with which to comply until September 30, 2009. There are no assurances, however, that we will be able to comply with the fixed-charge ratio and other covenants in the future, or receive waivers like in the past, particularly if the market conditions in the ethanol industry were to worsen. If we are unable to comply with these covenants or service our debt, or obtain waivers of covenants in the future, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business and on those persons who have invested in our business.

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

In the near future, our plant may become subject to additional environmental regulation and permitting from the U.S. Environmental Protection Agency. On September 30, 2009, the U.S. Environmental Protection Agency proposed a rule requiring large industrial facilities that emit at least 25,000 tons of greenhouse gases (GHG) a year to be subject to additional compliance restrictions.  If these regulations are adopted and our plant were to become subject to these new regulations, we may have to invest or spend considerable resources to comply with the new requirements, including possibly investing in additional pollution control equipment or making operation changes. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 31, 2009, Northern Growers held its 2009 annual meeting of members in Big Stone City, South Dakota, at which time the following individuals were elected to the board of managers by written mail-in ballots. The nominees and voting results of the annual meeting were as follows:

Board of Manager Nominees — District One	For	Abstain
Ronald Anderson	263	25
R. Lars Herseth	258	30
Heath Peterson	256	32
Delton Strasser	261	27

Board of Manager Nominees — District Two	For
Ronald Enger	45
J. Charles Walters	48

Following the annual meeting and election, the board of managers for Northern Growers consists of the following persons and their term of office:

Current Board of Managers	Term Expires	District One or Two
Ronald Anderson	2012	One
Leroy Bergan	2010	One
Wendell Falk	2011	One
R. Lars Herseth	2012	One
Mark Lounsbery	2011	One
Robert Metz	2010	One
Robert Narem	2011	One
Jeff Olson	2010	Two
Ronald Olson	2010	One
Heath Peterson	2012	One
Delton Strasser	2012	One
Steve Street	2010	One
J. Charles Walters	2011	Two
Bill Whipple	2011	One
Robert Wittnebel	2011	Two

At the meeting, the members also voted on two amendments to our Operating Agreement by written mail-in ballots. Both of the amendments passed based on the following voting results:

	For	Against	Abstentions
Amendment to Extend Term Limit Provision From Three to Five Three-Year Terms	267	64	6
Amendment to Reduce the Quorum from 10% to 5% of the Members	293	42	3

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC
Dated: November 9, 2009
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