Form 10-K
period 2009-12-31
NORTHERN GROWERS LLC
filed 2010-03-31
CIK 1177314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2009 was approximately $43,543,200. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of the date of this filing, there were 50,628,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by Northern Growers, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report.  As stated elsewhere in this report such factors include, among others:

•	Excess production capacity and supply in the ethanol industry;

•	The price volatility and uncertainty of corn, natural gas, steam, ethanol, unleaded gasoline, oil, distillers grains and other commodities prices;

•	Changes in the weather or general economic conditions impacting the availability and price of commodities, particularly corn and natural gas;

•

Limitations on the demand for ethanol resulting from the “blend wall” which limits the amount of ethanol blended into the national gasoline pool based on current 10 percent blend rate in standard vehicles;

•	The results of our risk management or hedging strategies;

•	Competition from alternative fuels and alternative fuel additives;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in plant production capacity due to variations in steam supply provided by the adjacent power plant;

•	Changes in the availability of credit and interest rates;

•	The availability of additional capital to support capital improvements and development;

•	The availability and adequacy of our cash flow to meet our requirements;

•	Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives and supports);

•	Damage to or loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant’s operations; and

•	Other factors discussed below under the item entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance of what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.  Business.

Overview

Northern Growers, LLC (“Northern Growers”) is a South Dakota limited liability company, consisting of 960 members who principally reside in South Dakota and the upper Midwest. Northern Growers owns and manages a 77.16% interest in its subsidiary, POET® Biorefining - Big Stone (“Big Stone”), an ethanol and distillers grains plant (the “plant” or “our plant”) located near the city of Big Stone City, South Dakota. (Northern Growers and Big Stone are referred to collectively in this report as “we,” “our,” or “us”).

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for our plant’s production process is supplied primarily from local agricultural producers and from purchases on the open market. After processing the corn into ethanol, ethanol is sold to POET® Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through our marketing agent, POET® Nutrition, Inc., which markets and sells the product to livestock feeders primarily located in the continental U.S. The day-to-day operations of our plant are managed by POET® Plant Management, LLC, of Sioux Falls, South Dakota.

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

Construction of our plant was completed and operations commenced in July 2002.  Our plant was originally built with an annual name-plate production capacity of 40 million gallons of ethanol, but since that time we have made significant capital improvements.  In March 2006, we completed a rail expansion project, which provided our plant with additional capacity to store rail cars for the shipment of products.  In October 2006, we completed construction for the incorporation of BPX™ technology into the production process. In addition to reducing energy costs, BPX™ releases additional starch content, increases the protein content and quality of by-products and decreases plant emissions.  In May 2007, our plant expansion was completed, increasing its annual name-plate capacity from 40 million to 75 million gallons of ethanol.  In October 2007, we increased our grain storage capacity by adding two grain bins.  The design and construction of the BPX™, grain storage and expansion projects was completed by POET® Design and Construction, Inc., of Sioux Falls, South Dakota.

Since 2008, the ethanol industry has experienced significant change. In 2008, the industry was marked by volatility and unprofitability. An increase in production capacity caused by new and expanding plants drove ethanol prices lower and corn prices higher. Corn prices were significantly higher than in prior years which adversely affected costs of production. Similarly, ethanol prices were significantly lower than in prior years which adversely impacted revenues.  In addition, U.S. financial markets experienced a severe downturn in the latter part of 2008 and all of 2009. Businesses across many sectors experienced a lack of access to credit causing a series of liquidity crises.

In 2009, the ethanol industry began to stabilize and profitability returned to much of the industry. The decrease in ethanol prices in 2008 caused many plants in the U.S. to slow production or shut down which consequently decreased supply nationwide. The decrease in supply contributed to an increase in ethanol prices and revenues. At the same time, corn prices decreased due to a large carryout from 2008 and a favorable harvest forecast in 2009.  Energy prices, especially natural gas and steam prices, also decreased.  Whether the current trend continues into 2010 is uncertain due to the lasting effects of the financial crisis, potential excess capacity in the ethanol industry and lack of demand growth, and volatility historically associated with corn and ethanol prices.

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

Marketing and Distribution

Ethanol

The ethanol produced at our plant is sold to POET® Ethanol Products, LLC, the terms of which are governed by an ethanol marketing agreement. After purchasing the ethanol from us, POET® Ethanol Products markets and sells the ethanol to major, multi-national oil companies with blending and refinery facilities located throughout the continental U.S. The price that we receive from the sale to POET® Ethanol Products is based upon various contracts between POET® Ethanol Products and its customers, and is fixed upon the transfer of title to POET® Ethanol Products.

The ethanol produced at our plant is shipped by POET® Ethanol Products using rail cars operated by POET® Ethanol Products or trucks supplied by companies with which POET® Ethanol Products contracts.  Transfer of title and risk of loss shifts to POET® Ethanol Products upon the loading of ethanol onto railcars and trucks at the plant.  Our plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitates the transportation of ethanol to customers’ terminals, and by multiple South Dakota state highways and Interstate Highway 29, which provide transportation links in all directions.

The marketing agreement with POET®Ethanol Products is in effect until July 2012, renewing automatically for five-year terms unless either party provides at least ninety days written notice of termination prior to the end of the term.  POET® Ethanol Products charges us a marketing and service fee based upon each gallon of ethanol sold. POET® Ethanol Products also charges us a fee for each gallon of ethanol to which renewable identification numbers, or RINS, are assigned, which is necessary for complying with the federal renewable fuels standard and the U.S. Environmental Protection Agency’s enforcement of such standard.   Shipping costs relating to the transportation of ethanol are borne by us and are included in our gross revenues and cost of revenues.  In the event that the contractual relationship with POET®Ethanol Products is interrupted for any reason, we believe that another entity or entities to purchase or market the ethanol could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Distillers Grains

The distillers grains produced at our plant are sold through POET® Nutrition, Inc., the terms of which are governed by a distillers grains marketing agreement. As our exclusive marketing agent, POET® Nutrition markets and sells the distillers grains to customers. By marketing through POET™ Nutrition, we are not dependent upon one or a limited number of customers. The price received from the sale of distillers grain is the price received from the customers with which POET® Nutrition has negotiated and entered into a contract for sale.

We produce three variations of distillers grains which are marketed through POET® Nutrition: 1) DDGS; 2) Dakota Gold™; and 3) distillers wet grains. Dakota Gold® is DDGS which POET® Nutrition certifies to as meeting certain quality standards and specifications.

POET® Nutrition markets distillers grains to local, regional, national and international markets.  We sell and ship a substantial majority of our distillers grains to customers in the southwestern and western parts of the U.S., the remainder of which is shipped to other areas of the U.S. and to Mexico. Shipments to national and international markets are primarily completed by the use of rail due to a longer shelf life, whereas shipments to local or regional markets are primarily completed by truck.  We also contract with POET® Nutrition for the use of railcars in the shipping of DDGS and Dakota Gold®, paying POET® Nutrition a flat fee per railcar in connection with each shipment.

The marketing agreement with POET®Nutrition is in effect until March 2012, renewing automatically for additional five-year terms unless discontinued by either party upon at least three months prior written notice.  POET®

Nutrition charges us a marketing fee based upon a percentage of gross monthly sales of distillers grains less shipping costs. All shipping costs associated with the transportation of distillers grains are borne by us and are included in our gross revenues and cost of revenues, and POET® Nutrition is responsible for invoicing all loads and receiving payments from the customers, the payment of which is remitted to us.

Risk Management

Due to fluctuations in the price of corn and natural gas, we use a risk management program, including hedging strategies, to minimize our commodity risk.  Hedging is a means of protecting the price at which corn and natural gas is bought in the future.  All of the commodity risk management services relating to corn and natural gas are provided by POET® Risk Management in accordance with a corn and natural gas price risk management agreement.  Under the agreement, we pay POET® Risk Management an annual flat fee. The agreement is in effect until January 2012, renewing automatically for additional five-year terms unless discontinued by either party upon written notice prior to the expiration of the term.

Dependence Upon a Single or Few Customers

We, as discussed above, are substantially dependent upon POET® Ethanol Products for the purchase, marketing and distribution of ethanol. POET® Ethanol Products purchases 100% of the ethanol produced at our plant, all of which is marketed and distributed to its customers.

Sources and Availability of Raw Materials

Corn. Our major raw material for the production process is corn.  To operate our plant at full name-plate capacity, we require the supply of approximately 27 million bushels of corn annually.  We purchase a majority of our corn from producers in northeastern South Dakota and western Minnesota. We believe that corn producers in proximity to our plant will continue to provide a sufficient supply for the foreseeable future.

Steam. Our production process requires a constant supply of steam.  Steam is used for the cooking, evaporation, and distillation processes.  While the production of steam in the ethanol production process is generally received from an ethanol plant’s on-site boilers, our plant receives a substantial portion of its steam from Big Stone Plant, a coal fired, electrical generating facility located immediately adjacent to our plant. Big Stone Plant is co-owned by three utilities, namely, Otter Tail Corporation, Montana-Dakota Utilities and NorthWestern Corporation. The benefit of a steam supply from Big Stone Plant is that it reduces our dependence on natural gas for operations.  In 2009, for example, 37% of our natural gas requirements for operations were replaced directly with steam from Big Stone Plant, compared to 41% of our requirements in 2008.

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

Prior to the completion of our expansion in May 2007, we did not experience any interruption or shortage of natural gas supply.  But since completion we have experienced a shortage of supply at times.  When our plant’s supply of steam from Big Stone Plant is interrupted for any prolonged period of time, such as during Big Stone Plant’s general maintenance shut downs, our plant’s natural gas capacity is insufficient to allow the plant to operate at its full 75 million gallon name-plate production capacity. In such instances, our plant is required to scale back production, typically based in proportion to the capacity of our natural gas supply. To avoid this problem in the future, we are currently exploring options to increase our natural gas supply.

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

Research and Development

We do not conduct any research and development relating to the production of ethanol and distillers grains. Instead, we rely on POET® Research, Inc., of Sioux Falls, South Dakota, to research and develop new technologies in order to improve the production process and end products. POET® Research provides us this technology through a license agreement, where we pay POET® Research a licensing fee on a quarterly basis.  This agreement terminates on June 30, 2015.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. The rapid growth during 2005 and 2006 is attributed to a favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol. We believe that currently there is excessive ethanol supply capacity in the industry. This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether. As a result of this overcapacity, the ethanol industry has become increasingly competitive. Since ethanol is a commodity product, competition in the industry is predominantly based on price. We anticipate that without an increase in the amount of ethanol that can be blended into gasoline for use in conventional automobiles, ethanol demand may not significantly increase which may result in ethanol supply capacity exceeding ethanol demand for the foreseeable future.

The U.S. Environmental Protection Agency is currently reviewing whether to allow the increase of ethanol that can be blended for use in conventional automobiles from 10% to 15%. The EPA, however, has delayed its decision on whether to allow a higher blend percentage until the middle of 2010. We believe that increasing ethanol blends to a higher blend percentage for use in conventional automobiles will increase demand for ethanol and would likely positively impact ethanol prices. Yet, this may result in companies building new ethanol plants or expanding their current ethanol plants, which could lead to further overcapacity in the ethanol industry.

Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale; however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

At the end of 2008, VeraSun Energy filed for Chapter 11 bankruptcy following significant losses. VeraSun’s ethanol plants were auctioned during the bankruptcy process and a significant number of these plants were purchased by Valero Energy Corporation, a major gasoline refining company. The purchase by Valero Energy represents the first major oil company that has taken a stake in ethanol production infrastructure. In addition, Valero Energy controls its own supply of ethanol that can be used to blend at its gasoline refineries. If other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.

According to the Renewable Fuels Association, as of March 2, 2010, the ethanol industry has grown to 201 production facilities in the U.S. There are ten new plants currently under construction along with four plant expansions. The Renewable Fuels Association currently estimates that the U.S. ethanol industry has capacity to produce more than 13.5 billion gallons of ethanol per year. The new ethanol plants under construction along with the plant expansions under construction could push U.S. production of fuel ethanol in the near future to more than 14.5 billion gallons per year. In South Dakota, excluding our plant, there are currently 14 plants in full production, all of which have a combined production capacity of approximately 960 million gallons.  The largest ethanol producers in the U.S. include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Renewable and Valero Renewable Fuels, each of which is capable of producing more ethanol than we produce at our plant.

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative. Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. In addition, despite the fact that there is a significant amount of ethanol produced in the U.S., ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Our plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to U.S. Department of Energy estimates, there are currently nearly 8 million flexible fuel vehicles capable of operating on E85 in the U.S. Further, the U.S. Department of Energy reports that there are currently more than 1,900 retail gasoline stations supplying E85. The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000. In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it. As public awareness of ethanol and E85 increases along with E85’s increased availability, we anticipate some growth in demand for ethanol associated with increased E85 consumption.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry Outlook 2010, ethanol plants produced 30.5 million metric tons of distillers grains in 2008/2009 and estimates 33 million metric tons in 2009/2010. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2010. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains generally compete with corn, soybean meal and other feed formulations.

Federal and State Government Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

The Renewable Fuels Standard

The Energy Policy Act enacted in 2005 established the first ever Renewable Fuel Standard, or RFS, in federal law which mandated certain levels of usage of biofuels in the domestic fuel supply beginning in 2006 and continuing through 2012.  In December 2007, the Energy Independence and Security Act of 2007 was enacted.  This legislation further increased the amount of mandated biofuel usage to a maximum of 36 billion gallons a year by 2022.  Pursuant to the Energy Policy Act and the Energy Independence and Security Act, the U.S. Environmental Protection Agency has promulgated rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of biofuels, including corn-based ethanol and biodiesel fuel, into commerce in accordance with the annual RFS. The following table describes minimum biofuel use mandated for years 2010 through 2015:

Year	Biofuel usage (in billions of gallons)
2010	12.95
2011	13.95
2012	15.20
2013	16.55
2014	18.15
2015	20.50

Under the RFS as modified by Energy Independence and Security Act, the mandate for corn-based ethanol is capped at 15 billion gallons in 2015 and continues at that level through 2022.  The remaining amount of biofuel required by the RFS must be derived from non-corn-based ethanol such as biodiesel.

The EPA is currently reviewing a request to allow for blending of up to 15% ethanol into gasoline for normal use.  A decision is expected in mid 2010. If granted, this waiver could have a positive impact upon demand as E15 may replace E10 as the base blend of ethanol in the nation’s fuel supply.

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy, which directly benefits gasoline refiners and blenders, and increases demand for ethanol. In 2004, the Volumetric Ethanol Excise Tax Credit (“VEETC”) was signed into law which amended the federal excise tax structure effective as of January 1, 2005. This law amended the federal gasoline excise tax structure effective January 1, 2005.  As amended, the law created a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended at 10% ($0.45 per gallon as of January 1, 2009).  The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax. The credit is scheduled to expire on December 31, 2010.

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. The tax credit is capped at $1.5 million per year per producer. We are no longer eligible for this credit because of our plant produces in excess of 60 million gallons annually.

Imported Ethanol Tariffs and Quotas

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire in 2011.  In addition, ethanol imports from 19 countries in Central America and the Caribbean region are exempted from this tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export annually to the U.S. an aggregate of 7.0% of U.S. ethanol production, with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit.

State Legislation Banning or Limiting MTBE Use

As of February 2010, 25 states have banned or significantly limited the use of MTBE due to environmental and public health concerns. Ethanol has served as a replacement for much of the discontinued volumes of MTBE and is expected to continue to replace future volumes of MTBE that are removed from the fuel supply.

South Dakota

The state of South Dakota provides an incentive production payment to ethanol producers operating in South Dakota. The production incentive consists of a direct payment to South Dakota ethanol producers of up to $0.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant and a maximum of $10 million over the life of a plant.  The program caps the payments that can be distributed to all plants based in South Dakota in a program year to no more than $7 million in payments each year (program year ends on June 30). The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota.  If additional plants commence production, or existing plants increase production, each plant receives a lower proportionate share of the maximum payment under the program. Conversely, if existing plants terminate operations, or decrease production, each plant receives a higher proportionate share of the maximum payment under the program.

Environmental Regulation and Costs

We are subject to extensive environmental regulation at the federal and state levels.  The federal environmental regulations with which our plant must comply are promulgated by the U.S. Environmental Protection Agency pursuant to the Clean Air Act.  The state environmental regulations with which our plant must comply are promulgated by the South Dakota Department of Environment and Natural Resources, or DENR. The EPA and the DENR regulate air quality, particularly our plant’s emissions into the air.  The DENR also regulates water collection and discharge. In addition to its own enforcement authority under this law, the EPA has delegated permitting and enforcement authority to the DENR.  To conduct operations, we are required to have the following permits from these and other agencies:

• Title Five Operating Permit from the DENR.  In South Dakota, the Title Five Operating Permit serves as the air quality and operation permit for our plant. We must conduct ongoing emissions testing to verify compliance with the Title Five Operating permit. This permit is subject to a renewal in 2011.

• Bureau of Alcohol, Tobacco, Firearms and Explosives and Fuel Permit from the U.S. Department of Treasury. We are required to have this permit because of the alcohol content of ethanol. The permit is subject to renewal annually.

• General Permit for Storm Water Discharge.  This permit is required for the runoff of storm water from our plant and is subject to renewal every five years.

We maintain an on-going compliance program to ensure compliance with all applicable laws, regulations and permits.  Maintaining compliance can require us to incur expenditures for such things as new or upgraded equipment or processes, some of which can be material and costly at times. For example, as a result of U.S. Environmental Protection Agency’s issuance of a Notice of Violation (see Part I, Item 3, “Legal Proceedings” below), we plan to make improvements to our plant’s dryer and thermal oxidizer, the cost of which is expected to be approximately $1 million.

In addition, federal and state government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our plant’s future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, on September 30, 2009, the U.S. Environmental Protection Agency proposed a rule requiring large industrial facilities that emit at least 25,000 tons of greenhouse gases a year to be subject to additional compliance restrictions.  If these regulations are adopted and our plant were to become subject to these new regulations, we may have to invest or spend considerable resources to comply with the new requirements, including possibly investing in additional pollution control equipment or making operation changes.  Furthermore, our plant’s operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of our plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Management and Employees

POET® Plant Management, LLC manages the day-to-day operations of our plant under a management agreement. Under the agreement, which is in effect until June 2015, POET® Plant Management receives a fixed annual fee, adjusted annually for inflation, and an incentive bonus based on our profitability.  We also pay certain expenses incurred with respect to the operation of the plant while other expenses, including, but not limited to, the provision of a full-time technical manager and general manager, are included as part of POET® Plant Management’s fees.  Mr. Blaine Gomer, our plant’s general manager, is an employee of POET® Plant Management, and is responsible for operations and production at the plant on a day-to-day basis.

As of the date of this filing, our plant employs 48 employees, including a commodities manager, a commodities supervisor, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, maintenance technicians, grains assistants, accountants, and a membership coordinator.  This does not include Mr. Gomer and the technical manager, both of whom are employees of POET® Plant Management.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended, are filed with the SEC.  Such reports and other information filed by us with the SEC are available on the SEC website (www.sec.gov). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.  Our website is found at www.poet.com, then clicking on “Meet POET,” “Plants,” “Big Stone, SD,” and “Becoming an Investor.”

Item 1A. Risk Factors.

Risks Related to Our Business

Our financial performance is significantly dependent on corn and ethanol prices and generally we will not be able to pass on increases in these prices to our customers. Our results of operations and financial condition are significantly affected by the cost and supply of corn and the market price of ethanol. Changes in the relative prices of corn and ethanol are subject to and determined by market forces over which we have no control.

The spread between ethanol and corn prices can vary significantly. Our gross margins depend principally on the spread between ethanol prices and corn prices. The spread between the price of a gallon of ethanol and the cost of corn required to produce a gallon of ethanol will likely continue to fluctuate. A protracted reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  If a period of high corn prices is sustained for some time, such pricing may reduce our ability to generate profits because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our results of operations and financial condition may be materially and adversely affected and our plant may be forced to curtail production.

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

Our debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that impose significant restrictions on the operation of our business. The terms of our existing loan agreements with U.S. Bank National Association, contain, and any future debt agreement we enter into may contain, financial, maintenance, cash distribution, operational and other restrictive covenants. Any violation of the covenants could have an adverse effect on operations. If we are unable to comply with these covenants or service our debt, or obtain necessary waivers of any covenant violation in the future, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

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

We are heavily dependent upon POET®, LLC.  We have several agreements in place with companies owned and controlled by POET®, LLC, of Sioux Falls, South Dakota, including those related to the purchase or marketing of ethanol and distillers grains, management of the plant, design and construction, research and technology, and information technology.  If any of the agreements were to terminate, we might not be able to secure suitable and timely replacements for those services at a reasonable cost or at all, which would materially harm our business.

We are dependent upon POET® Ethanol Products, LLC to purchase and market all of the ethanol produced at our plant.   POET® Ethanol Products is the exclusive purchaser of all of the ethanol produced at our plant which, in turn, markets and transports the ethanol to refineries located throughout the U.S.  If POET® Ethanol Products breaches the ethanol marketing agreement or is not in the financial position to purchase all of the ethanol produced, we may not have any readily available means to sell the ethanol and our financial condition will be adversely and materially affected.  If the ethanol marketing agreement with POET® Ethanol Products were to terminate, we would be forced to seek other arrangements to sell the ethanol produced, but there are no assurances that these arrangements would achieve results comparable to those achieved by POET® Ethanol Products.

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

We have limited natural gas available for operations and rely heavily on the adjacent Big Stone Plant. We rely on Big Stone Plant to supply approximately 50% of our energy needs for production.  When steam from Big Stone Plant is not operating or the transfer of steam to our plant is interrupted, we rely on our natural gas supply to power two on-site boilers in order to generate steam for the production process.  The natural gas supply to our plant, however, is limited as the supply itself cannot power our plant to operate at its full 75 million annual name-plate production capacity. Therefore, if Big Stone Plant shuts down for any prolonged period of time, our plant must reduce production based on the amount of natural gas that is supplied to the plant. Reducing production could have a material adverse effect on our revenues and profitability.

Risks Related to the Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the U.S. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Recently, the U.S. Environmental Protection Agency was expected to make a ruling on using higher percentage blends of ethanol such as E15, but it deferred making a decision until the middle of 2010. Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate profitably.

Overcapacity in the industry may result in further decreases in the price of ethanol and distillers grains. Excess capacity in the ethanol industry has had, and may continue to have, an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity has resulted from increases in production capacity coupled with insufficient demand. As a result, the price of ethanol and our profit margins has declined over time. If excess capacity in the ethanol industry continues, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. In addition, because ethanol production produces distillers grains as a by-product, increased ethanol production could lead to excess supply of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grains. Any decline in the price of distillers grain or the distillers grain market generally could have a material adverse effect on our business.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably. The price of ethanol generally tends to change in relation to the price of gasoline. For most of 2009, for example, as a result of a number of factors including the current world economy, the price of gasoline decreased. In correlation to the decrease in the price of gasoline, the price of ethanol also decreased. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

The global financial crisis may have impact on our business and financial condition that we currently cannot predict. The continued credit crisis and related instability in the global and national financial system may impact our business and our financial condition. The credit crisis, for instance, could have an impact on our senior lender under our loan agreement, causing it to take adverse action in the event we are unable to comply with the terms under our loan agreement.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the U.S. We also face competition from outside of the U.S. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The renewable fuels standard was increased in December 2007 to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Renewable, and Valero Renewable Fuels, all of which are each capable of producing more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.

We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial condition.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum-especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future.  By this year, the renewable fuels standard mandates that a specific volume of ethanol be derived from cellulosic feedstocks.   If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

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

Tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.45 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 19 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.  We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date of January 2011. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business and financial condition.

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

We may become subject to additional environmental regulation and permitting from the U.S. Environmental Protection Agency. On September 30, 2009, the EPA proposed a rule requiring large industrial facilities that emit at least 25,000 tons of greenhouse gases, like carbon dioxide, a year to be subject to additional compliance restrictions.  If these regulations are adopted and our plant were to become subject to these regulations, we may have to invest or spend considerable resources to comply with the new requirements, including possibly investing in additional pollution control equipment or making operation changes. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

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

On January 14, 2009, our plant received from the U.S. Environmental Protection Agency a written Notice of Violation (NOV). The NOV alleges that our plant violated the Clean Air Act by failing to adequately maintain a required level of air pollutants as established under the plant’s Title V air permit and by conducting invalid testing for compliance under such permit. Since the issuance of the NOV, our plant has been negotiating with the EPA a possible settlement. We believe that any settlement into which we enter will result in a fine, but that such a fine will not be material. Meanwhile, we have taken corrective actions to address the principal cause of the NOV, principally approving a $1 million capital improvement project for our plant’s dryer and thermal oxidizer.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

As of March 1, 2010, Northern Growers had 960 members.

Trading Activity and Restrictions

Northern Growers’ capital units are not traded on an exchange or The NASDAQ Stock Market.  Rather, the capital units are traded on a “qualified matching service” as defined by the publicly traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units from interested buyers and sellers are matched and capital units traded on the basis of a set of rules and conditions set forth under the federal tax code and by Northern Growers, all trades being subject to board of managers’ approval. Northern Growers’ qualified matching service is operated through Alerus Securities Corporation, a registered broker-dealer based in Grand Forks, North Dakota, which operates a registered alternative trading system as defined and regulated by the SEC The following table contains historical information by quarter for the past two years regarding the trading of capital units under the qualified matching service:

Quarter (1)	Low Price(1)	High Price(1)	Average Price(1)	# of Capital Units Traded (1)
January - March 2008	$2.05	$2.50	$2.26	34,000
April - June 2008	$1.80	$1.80	$1.80	2,000
July - September 2008	$.95	$1.30	$1.13	135,500
October - December 2008	$1.10	$1.10	$1.10	10,000
January - March 2009	$0.90	$0.90	$0.90	5,000
April - June 2009	$0.85	$0.90	$0.87	78,500
July - September 2009	$-	$-	$-	-
October - December 2009	$0.85	$0.85	$0.85	15,000

(1)  The qualified matching service does not permit firm bids per the rules established under the federal tax code. As a result, the prices reflect actual sale prices of the capital units.

There were no issuer purchases of equity securities during the fourth quarter ended December 31, 2009.

As a limited liability company being taxed as a partnership, Northern Growers is required to restrict the transfer of its capital units in order to preserve its preferential single-level tax status. Such restrictions are set forth in Northern Growers’ Operating Agreement and Capital Units Transfer System. Under the Capital Units Transfer System, transfers are limited to those through a qualified matching service, transfers made to qualified family members, or transfers by gift, block, upon death, and like transfers, all of which are subject to final board of managers’ approval.

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

Distributions

Under the terms of Northern Growers’ Amended and Restated Operating Agreement dated July 31, 2009, the board of managers is required to make annual (or more frequent) distributions to its members and may not retain more than $200,000 of net cash from operations, unless (i) a super-majority of the board of managers (75%) decides otherwise, (ii) it would violate or cause a default under the terms of any debt financing or other credit facilities, or (iii) it is otherwise prohibited by law.  For further details of the restrictions under our debt facilities, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtedness.” Distributions are required to be issued to members of record as of the last day of the quarter immediately prior to the quarter in which the distribution was approved by the board of managers.

In 2008, Big Stone made no cash distributions to Northern Growers.  However, Northern Growers paid cash distributions to its members of approximately $1.52 million, or $0.030 per capital unit, from a previously made distribution by Big Stone in 2007. In 2009, neither Big Stone nor Northern Growers made any cash distributions to its members.

In February 2010, Big Stone made a cash distribution of $3.47 million to Northern Growers and $1.03 million to the noncontrolling interest member. Northern Growers, in turn, made a cash distributions to its members of approximately $2.53 million, or $0.05 per capital unit.

Our ability to issue distributions is substantially dependent upon profitability, the discretion of our board of managers subject to the provisions of the Operating Agreement, the restrictions under our loan agreement and the approval from our lender, U.S. Bank. In 2010, the issuances of any distribution to members will be substantially dependent upon the state of the ethanol market and continued profitability.

Item 6.  Selected Financial Data.

The following table sets forth our selected financial data for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

		2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues		$142,038,338	171,424,927	138,243,780	122,837,119	89,692,708
Cost of Revenues		$125,825,811	169,595,752	112,694,987	62,731,376	63,552,756
General and Administrative Expenses		$4,408,451	3,679,176	4,790,117	6,364,983	3,913,177
Income (Loss) from Operations		$11,804,076	(1,850,001)	20,758,676	53,740,760	22,221,775
Interest Expense		$2,769,848	3,535,485	2,876,464	1,261,542	1,317,957
Noncontrolling Interest in Subsidiary (Income) Loss		$(2,143,145)	1,154,649	(4,269,470)	(12,132,284)	(4,848,469)
Net Income (Loss)		$6,915,513	(4,152,550)	14,144,720	40,703,348	16,157,712

Capital Units Outstanding (1)		50,628,000	50,628,000	50,628,000	50,628,000	50,628,000

Cash Distributions declared per Capital Unit	$	---	---	0.238	0.518	0.23
Net Income (Loss) per Capital Unit		$0.137	(0.082)	0.279	0.804	0.319

Balance Sheet Data:
Working Capital		$21,956,305	13,590,348	19,723,995	15,795,102	9,011,848
Net Property, Plant & Equipment		$68,188,002	73,231,189	78,141,027	66,413,382	39,097,204
Total Assets		$109,445,807	104,972,958	113,580,105	101,479,908	59,315,715
Long-Term Obligations		$35,873,728	42,618,873	46,794,965	33,578,810	17,104,400
Noncontrolling Interest in Subsidiary		$12,454,558	10,111,948	11,631,149	10,790,823	7,054,934
Members’ Equity		$42,009,654	34,420,293	39,804,399	38,262,916	23,949,718
Northern Growers, LLC Equity per Capital Unit		$0.830	0.680	0.786	0.756	0.473

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

Overview

Northern Growers, LLC (“Northern Growers”) owns and manages a 77.16% interest in its subsidiary, POET® Biorefining - Big Stone (POET® Biorefining - Big Stone and Northern Growers are collectively referred to in this report as “we” “us” or “our”), an ethanol and distillers grains plant (the “plant” or “Big Stone”) located near the city of Big Stone City, South Dakota.

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET® Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through POET® Nutrition, Inc., which markets and sells the product to livestock feeders primarily located in the continental U.S.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. The price of ethanol is influenced by factors such as prices of unleaded gasoline and the petroleum markets, supply and demand, weather, and government policies and programs. Excess ethanol supply in the market, generally puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. A low price of corn generally puts downward pressure on the price of distiller grains.

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

Executive Summary

We had a net income of $6.9 million and $4.5 million for the year and quarter ended December 31, 2009, respectively, compared to a net loss of $4.2 million and $1.8 million for the year and quarter ended December 31, 2008. The change between periods is primarily attributed to a decrease in corn and energy costs, offset by a decrease in ethanol revenues. For the year, our corn costs per bushel decreased 29% primarily due to a decrease in the market price of corn. The price of corn decreased between periods because of increases in supply, a large carryout from 2008 and favorable corn harvest forecasts in 2009.  Likewise, energy costs per gallon decreased 31% due principally to a decrease in natural gas costs. The decrease in corn and energy costs between periods, however, was offset by a decrease in ethanol revenues. Ethanol revenues decreased between periods because of a continuing surplus of ethanol in the market and low unleaded gasoline prices.

We will face challenges in the ethanol industry in 2010, but probably on a lesser scale than in 2008 and 2009. Ethanol prices are expected to remain low by historical standards due to supply and demand issues. Excess supply, a dominant factor in pushing ethanol prices lower in 2008 and most of 2009, is likely to continue in 2010. With economic factors recently improving in the industry, existing plants, which either shut down or scaled back production in 2009, are likely to return fully on online in 2010. In addition, new plants with approximately 1.04 billion gallons in capacity are expected to come online in 2010. While demand for ethanol grew in the fourth quarter of 2009, and has continued to grow slowly in the first quarter of 2010, it is not likely that demand will grow at the same pace as supply. As a result, ethanol prices and revenues are not likely to increase materially from their 2009 levels.  But this situation could change if the U.S. Environmental Protection Agency decides to permit an increase in the amount of ethanol blended for use in conventional automobiles from 10% to as high as 15%. A favorable decision by the EPA, we believe, will increase demand for ethanol and positively impact ethanol prices and revenues. EPA’s decision, however, is not expected until the summer of 2010. Meanwhile, we believe corn prices will remain favorable at least for the first two quarters of 2010, helping offset lagging ethanol prices. Corn prices are expected to be favorable because of record supply. On January 12, 2010, the U.S. Department of Agriculture forecast a record corn crop for 2009, estimating that U.S. farmers produced 13.2 billion bushels of corn, up 8.8% from 2008.

Results of Operations

Comparison of years ended December 31, 2009 and December 31, 2008

	Year Ended December 31,
	2009		2008
	$	% of Revenue	$	% of Revenue

Revenue
Ethanol	112,997,456	80%	137,146,540	80%
Distillers grains	28,374,215	20%	33,632,791	20%
Incentive	666,667	0%	645,596	0%
Total	142,038,338	100%	171,424,927	100%

Cost of Revenues	125,825,811	89%	169,595,752	99%

General & Administrative Expenses	4,408,451	3%	3,679,176	2%

Other Operating Income (Expense)	(2,745,418)	(2%)	(3,457,198)	(2)%

Noncontrolling Interest	(2,143,145)	(2%)	1,154,649	1%

Net Income (Loss)	6,915,513	5%	(4,152,550)	(2)%

Revenues – Revenue decreased $29.4 million, or 17%, to $142.0 million for the year ended December 31, 2009 from $171.4 million for the year ended December 31, 2008.  Revenues decreased due to a decrease in ethanol and distillers grains’ revenue.

Revenue from the sale of ethanol decreased $24.1 million, or 18%, to $113.0 million for the year ended December 31, 2009 from $137.1 million for the year ended December 31, 2008.  The decrease is primarily due to an 18% decrease in the average sales price per gallon.  Ethanol prices decreased between periods because of an oversupply of ethanol in the industry and a decrease in the price of unleaded gasoline and corn.

Revenue from the sale of distillers grains decreased $5.2 million, or 16%, to $28.4 million for the year ended December 31, 2009 from $33.6 million for the year ended December 31, 2008.  The decrease is primarily due to an 18% decrease in the average sales price per ton.  The price of distillers grains decreased due to a decrease in demand as livestock producers increased their use of corn for feed purposes due to declining corn prices.

Cost of Revenues – Cost of revenues, which includes production expenses, decreased $43.8 million, or 26%, to $125.8 million for the year ended December 31, 2009 from $169.6 million for the year ended December 31, 2008.  The primary reason for the decrease is a decrease in corn and energy costs.

Corn costs per bushel decreased 29% between periods.  This decrease is primarily due to a 23% decrease in the market price of corn.  The market price decreased due to favorable crop reports and weather conditions, a decrease in demand from the ethanol industry and a decrease in commodity speculation.  Likewise, energy costs per gallon decreased

31% due primarily to a decrease in natural gas costs.  Natural gas costs per unit decreased 52% due to an increase in natural gas reserves and decreases in demand nationwide.

General and Administrative Expenses – General and administrative expenses increased $730,000, or 20%, to $4.41 million for the year ended December 31, 2009 from $3.68 million for the year ended December 31, 2008.  The primary reason for the increase is management incentive fees which increase if our net income (before net income attributable to the non-controlling interest) increase and decrease if our net income decreases.

Interest Expense - Interest expense decreased $770,000, or 22%, to $2.77 million for the year ended December 31, 2009 from $3.54 million for the year ended December 31, 2008.  Interest expense decreased because we drew down on revolving loans during the first months of 2008, compared to not drawing down on the revolving loans in 2009.  Interest rates on our variable loans also decreased by an average of 0.45%.

Net Income – Net income increased $11.1 million, or 267%, to $6.9 million for the year ended December 31, 2009 from a net loss of $4.2 million for the year ended December 31, 2008.  This change is caused primarily by a decrease in corn and energy costs, offset by a decrease in ethanol revenues.

Comparison of years ended December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008		2007
	$	% of Revenue	$	% of Revenue

Revenue
Ethanol	137,146,540	80%	116,084,868	84%
Distillers grains	33,632,791	20%	21,408,911	15%
Incentive	645,596	0%	750,001	1%
Total	171,424,927	100%	138,243,780	100%

Cost of Revenues	169,595,752	99%	112,694,987	82%

General & Administrative Expenses	3,679,176	2%	4,790,117	3%

Other Operating Income (Expense)	(3,457,198)	(2)%	(2,344,486)	(2)%

Noncontrolling Interest	1,154,649	1%	(4,269,470)	(3)%

Net Income (Loss)	(4,152,550)	(2)%	14,144,720	10%

Revenues — Revenue increased $33.2 million, or 24%, to $171.4 million for the year ended December 31, 2008 from $138.2 million for the year ended December 31, 2007.  Revenues increased due to an increase in sales of ethanol and distillers grains.

Revenue from the sale of ethanol increased $21.0 million, or 18%, to $137.1 million for the year ended December 31, 2008 from $116.1 million for the year ended December 31, 2007.  The increase is primarily due to an increase in sales volume, due principally to a 17% increase in production volume and a 2% increase in price between periods. From the end of the third quarter 2008 through the end of 2008, however, the price of ethanol decreased by approximately 30% because of an oversupply in the industry.

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

Corn costs rose 41% per bushel between periods.  This increase is primarily due to a 42% increase in the market price of corn, due to an increase in demand and decrease in supply of grains globally, an increase in commodity speculation including corn and oil, and increased demand for corn from the ethanol industry.

Energy costs per gallon of ethanol rose 20% between periods primarily due to an increase in natural gas costs.  Natural gas costs per unit increased 32% between periods due to a rise in crude oil prices.  Our steam costs per unit from the adjacent Big Stone Plant also increased by 25% due to a new pricing arrangement with Big Stone Plant which became effective on January 1, 2008.

General and Administrative Expenses — General and administrative expenses decreased $1.1 million, or 23%, to $3.7 million for the year ended December 31, 2008 from $4.8 million for the year ended December 31, 2007.  The decrease is primarily due to a decrease in management incentive fees and costs, which resulted from a decrease in net income on which these fees and costs are directly based.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital is $22 million as of December 31, 2009, compared to $13.6 million as of December 31, 2008.   Working capital increased between periods principally due to an increase in profitability.  We believe that, for the next 12 months, working capital will remain adequate and our cash flows from operations and revolving debt will be sufficient to meet our expected capital and liquidity requirements.

The following table shows the cash flows between the year ended December 31, 2009 and the year ended December 31, 2008:

	Year Ended December 31
	2009	2008
	$	$
Net cash from operating activities	9,218,745	10,316,093
Net cash from (used for) investing activities	(9,882)	445,293
Net cash (used for) financing activities	(5,800,320)	(7,230,934)

Cash Flow From Operating Activities – Net cash flow provided by operating activities decreased $1.1 million between periods due principally to a decrease in cash provided by inventory, commodities contracts and broker transactions, offset by an increase in cash provided by net income between periods.  Total ethanol inventory increased 36% between period ends, due to a 25% increase in the ethanol inventory value per gallon.  Total corn inventory was relatively flat between period ends, despite a 48% increase in bushels of corn in inventory.  However, we had significantly more cash tied up in commodities contracts and broker transactions between periods due to a 23% decrease in the market value of corn inventory per bushel.  This was offset by a $5.8 million gain on commodities contracts and broker transactions at December 31, 2009, compared to a $3.2 million loss on commodities contracts and broker transactions at December 31, 2008.

Cash Flow (Used For) From Investing Activities –  Net cash flow used for investing activities increased $455,000 between periods due to a decrease in purchases of property and equipment and a decrease in refunds from the State of South Dakota for sales and excise tax paid.  Since completing construction of our plant’s expansion in May 2007, we have purchased less in property and equipment because material capital improvements on the plant have been less necessary.  In addition, we received more in tax refunds from the State of South Dakota in 2008 than in 2009, because construction of our plant’s expansion was completed in 2007 and due to the timing of refund payments from the State of South Dakota.

Cash Flow (Used For) Financing Activities- Net cash used for financing activities decreased $1.4 million between periods, because we paid to our members a distribution of $1.5 million in 2008, compared to paying no distributions to members in 2009.

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

Cash Flow From Investing Activities - Net cash flow from investing activities increased $19.7 million between periods due to a decrease in 2008 in purchases of property and equipment and the receipt of a sales and excise tax refund from the State of South Dakota.  In contrast to 2007, we purchased in 2008 significantly less in property and equipment after completing the construction of our plant’s expansion in May 2007.  In addition, we received in 2008 from the State of South Dakota a series of tax refunds totaling $1,016,697 for sales and excise taxes paid in 2007 and 2006 relating to the construction of our plant’s expansion.

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

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million.  The principal purpose of this revolver is to cover the cost of any non-corn related items at the plant at any time.  The principal balance outstanding is $0 as of December 31, 2009, allowing us to borrow up to $8 million as of December 31, 2009 and the date of this filing.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a period of tight margins.  The principal balance outstanding is $0 as of December 31, 2009, allowing us to borrow up to $9 million as of December 31, 2009 and the date of this filing.

The $33 million term note, which had been converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($12.79 million and $6.39 million as of December 31, 2009) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (2.980% at December 31, 2009). A principal payment of $825,000 is due quarterly on the note.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $9.59 million as of December 31, 2009. Principal payments of $1.47 million were made for the year ended December 31, 2009.

The principal balance outstanding on the $3.9 million variable rate (3.25% as of December 31, 2009) non-revolving loan is $2.05 million as of December 31, 2009.  Principal payments of $390,000 were made for the year ended December 31, 2009.

The principal balance outstanding on the $4.3 million variable rate loan (3.235% at December 31, 2009) is $2.91million. Principal payments of $616,000 were made for the year ended December 31, 2009.

All of the loans and notes outstanding are secured by Big Stone’s tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, Big Stone is subject to material conditions and covenants, including 1) an annual capital expenditure limitation, 2) a cash distribution limitation to members, 3) a tangible net worth minimum, 4) a minimum working capital requirement, 5) a fixed charge coverage ratio, and 6) a minimum balance sheet equity. The following table represents the material covenant and condition requirements under Big Stone’s loan agreement and its actual results in terms of compliance as of December 31, 2009:

Material Loan Covenants (and Measurement Period)	Requirement	Actual	In Compliance (1)
Capital Expenditure Limitation (Annual)	$1 million	$200,000	Yes
Cash Distribution Limitation (Annual)	80% of Net Income	44%	Yes
Tangible Net Worth Minimum (Quarter)	$25 million	$54 million	Yes
Minimum Working Capital (Quarter)(2)	$10 million	$25.5 million	Yes
Fixed Charge Coverage Ratio (Quarter)	1.15:1	1.43:1	Yes
Minimum Balance Sheet Equity (Quarter)	40%	51%	Yes

(1)  Compliance is based on the financial statements of our subsidiary, Big Stone, as opposed to on a consolidated basis.

(2)  U.S. Bank’s covenants permit the inclusion of the $8 million revolver if not drawn down.

We are in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of December 31, 2009 and the date of this filing.

The following table summarizes our consolidated contractual obligations as of December 31, 2009:

			One to	Four to
		Less than	Three	Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt Obligations (1)	47,321,555	8,222,999	20,837,454	18,261,102	-
Operating Lease Obligations	374,635	2,520	5,292	5,292	361,531
Purchase Obligations(2)	3,398,617	784,420	1,385,357	983,072	245,768
Total Contractual Cash Obligations	51,094,807	9,009,939	22,228,103	19,249,466	607,299

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

Newly Adopted Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements.  On January 1, 2009, we adopted new guidance for the accounting, reporting and disclosure of noncontrolling interests, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The impact of adopting this guidance on the consolidated financial statements was the presentation of noncontrolling interest within equity in the consolidated balance sheets and in the consolidated statements of changes in equity.

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

Codification.  In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for periods ending after September 15, 2009. The only impact of adopting this provision was to update and remove certain references in our consolidated financial statements to technical accounting literature.

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

Revenue Recognition.  Revenue from the sale of ethanol and related products is recorded when title transfers to customers. Generally, ethanol is shipped FOB shipping point and related products are shipped FOB destination point. In accordance with our agreement for the marketing and sale of ethanol, shipping costs arranged by the marketer are deducted from the gross sales price reported to us by the marketer; thus no shipping costs are incurred relate to sales of ethanol. For distiller grains, shipping costs incurred by us are included as a component of cost of revenues. Interest income is recognized as earned.

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

Cost of Revenues.  The primary components of cost of revenues from the production of ethanol and related products are corn expense, energy expense (electricity, natural gas and steam), raw materials expense (chemicals and denaturant), shipping costs on sales, depreciation on process equipment and direct labor costs. Shipping costs incurred by us are recorded as a component of cost of revenues. Shipping costs in cost of revenues includes inbound freight charges on inventory, outbound freight charges on related product and purchasing and receiving costs.

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

Accounting for Derivative Instruments and Hedging Activities.  We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2009 and 2008 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of open futures and option positions for corn and natural gas as of December 31, 2009 and December 31, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2009	$1,455,911	145,591
December 31, 2008	$5,297,175	529,718

Interest Rate Risk

We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible. We also enter into interest rate swap agreements.

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $11.36 million in variable rate, long-term debt outstanding as of December 31, 2009, or approximately 28% of our total long-term indebtedness. The interest rate on $2.05 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 3.25% as of December 31, 2009.  The interest rate on $2.91 million of the variable rate debt is subject to an interest rate of 3.235% as of December 31, 2009.  The variable rate on the $6.39 million portion of the term note is 2.980% (One-Month LIBOR plus 2.75%) as of December 31, 2009.

In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we are a party to an interest rate swap agreement with U.S. Bank.  The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($12.79 million and $6.39 million, respectively as of December 31, 2009). The remaining amount, $6.39 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios. For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate.  Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference.  The interest rate on the variable portion of our $33.0 million term note decreased 0.231% from December 31, 2008 to December 31, 2009, which required us to pay more in interest to U.S. Bank on the two swap transactions.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the “Table of Contents” of Northern Growers, LLC located on the page prior to page F-1 of this report, and financial statements for the year ended December 31, 2009 referenced therein, which are hereby incorporated by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, we concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer, Manager
(Principal Executive Officer)

Item 9B.  Other Information.

On October 23, 2009, we announced an intent to undertake a reclassification of our Class A capital units. The proposed transaction, which is subject to approval by our members, will result in the reclassification of our Class A capital units outstanding into three distinct classes.  In the proposed reclassification, we expect that: (a) record holders of between 40,000 and 69,999 of our Class A capital units will receive newly-created Class B capital units, on the basis of one Class B capital unit for each Class A capital unit; (b) record holders of less than 40,000 of our Class A capital units will receive newly-created Class C capital units, on the basis of one Class C capital unit for each Class A member unit; and (c) all other Class A capital units will remain outstanding.  Capital unit holders receiving Class B or Class C capital units will receive no additional consideration for their Class A capital units.

The reclassification transaction can only be effected by the adoption by our members of amendments to our Fifth Amended and Restated Operating Agreement, which amendments will be included in a Sixth Amended and Restated Operating Agreement. The members will vote on the adoption of the proposed amendment at a special meeting of members on April 26, 2010, in Milbank, South Dakota.  The Sixth Amended and Restated Operating Agreement will include details about the rights, privileges, obligations and restrictions associated with the Class A, B and C capital units.  If our members approve the Sixth Amended and Restated Operating Agreement and the reclassification is implemented, we anticipate having fewer than 300 Class A members of record, which would enable us to terminate voluntarily the registration of our Class A units under the Securities Exchange Act of 1934.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

The following table provides certain information about Northern Growers’ board of managers and sole officer.  None of our managers or officer has served as a director of another company which is required to file reports under the Exchange Act.

Name, Address and Board/Officer Position, if any	District	Age	Board Member Since	Term Expiring	Background

Ronald Anderson 47895 S.D. Hwy. 158 LaBolt, South Dakota 57246 Audit Committee	One	66	1999	2012

Ron has been a farmer for nearly 42 years. He served as a director of the Nassau Farmers Elevator for 12 years and as its chairman for six years. He assisted with the organization of the Grant County Soybean Association, serving as its president for six years. He is an active member of American Lutheran Church in Milbank, South Dakota. He attended Augustana College, Sioux Falls, South Dakota for one year before returning to farming in 1964.

LeRoy Bergan 15445 442nd Avenue, Florence, SD 57235	One	72	2007	2010

Leroy is a retired farmer who farmed for over 30 years. He is currently an independent wellness consultant for Nikken, Inc., of Irvine, California, and has served since 1991 on the board of directors for Codington-Clark Electric Coop, Inc., representing District 3. He graduated from South Dakota State University, Brookings, South Dakota, in 1959 with a Bachelor of Science Degree in Agriculture Education, and in 1969 with a Masters Degree in Education.

Wendell Falk 45384 154th St. South Shore, South Dakota 57265	One	38	2005	2011

Wendell has been a farmer for the past 10 years. He and his wife own and operate Wendell Falk Farms. He graduated from South Dakota State University, Brookings, South Dakota, in 1992 with an Associate Degree in General Agriculture.

R. Lars Herseth 39949 114th Street Houghton, South Dakota 57449	One	62	2003	2012

Lars has been a farmer for 40 years. He is a former State Representative and State Senator with the South Dakota Legislature, serving for 12 years and 8 years, respectively. He currently serves as a director of the American Coalition of Ethanol and as a member of the South Dakota Corn Utilization Council. He graduated from the University of South Dakota, Vermillion, South Dakota, in 1969 with a Bachelor of Arts Degree in Government and History.

Mark Lounsbery	One	63	1999	2011	Mark has been a farmer for the past 35 years. He is a former director of the South Dakota Corn

16453 482nd Ave. Revillo, South Dakota 57259 Nomination Committee					Utilization Council and is a current director of the American Corn Growers Association.

Robert Metz 46602 127th Street Browns Valley, Minnesota 56219 President; Audit Committee	One	52	1999	2010

Robert has been a farmer for the past 33 years. He represents South Dakota on the United Soybean Board and serves as past chairman of the National Bio-Diesel Board. He serves as a member of the South Dakota Corn Growers Association and is trustee of St. Anthony’s Catholic Church. He is also a former board member of the Browns Valley School District and the Browns Valley Community Elevator. He is a past president of the American Soybean Association.

Robert Narem 14313 469th Ave. Twin Brooks, South Dakota 57269 Chief Executive Officer	One	54	1999	2011

Robert has been employed with Soil Consultant, Inc. as an agronomist since 1982 and serves as its president. He is a member of the South Dakota Independent Crop Consultant Association, vice president of the South Dakota Certified Crop Advisor Committee, and supervisor of Kilborn Township. He is a board member of Mountain View Harvest Coop and Gerald, LLC, a commercial baking company. He graduated from South Dakota State University, Brookings, South Dakota, in 1977, with a Bachelor of Science Degree in Park Management and in 1982 with a Masters of Science Degree in Agronomy.

Jeff Olson 2494 300th Street Madison, Minnesota 56256	Two	47	2004	2010

Jeff has been a farmer for the past 21 years. He currently serves as a director of the Lac Qui Parle County Planning and Zoning Committee. He graduated from South Dakota State University, Brookings, South Dakota, in 1985 with a Bachelor of Science Degree in Agriculture Education.

Ronald Olson 44228 150th Street Waubay, South Dakota 57273	One	46	1999	2010

Ron has been a farmer for the past 24 years. He currently serves as a director of the South Dakota Corn Utilization Council and serves on an Action Team for the U.S. Grains Council. He graduated from South Dakota State University, Brookings, South Dakota, in 1986 with an Associate Degree in General Agriculture.

Heath Peterson 16948 482nd Ave. Revillo, South Dakota 57259	One	40	2006	2012

Heath has been a farmer for 16 years. He currently serves as a member of the South Dakota Corn Growers Association, and is a former director of the Revillo Farmers Elevator Board. He graduated from Lake Area Vocational School in 1992.

Delton Strasser 13975 SD Hwy. 123 Wilmot, South Dakota 57279 Secretary/Treasurer	One	65	1999	2012

Del has been a farmer for over 39 years. He is president of the board of POET® Biorefining - Big Stone and of Zion Community Church. He is a former director and chairman of the South Dakota Corn Utilization Council and former director of National Corn Growers Association. He attended Trinity College, Chicago, Illinois, for one year.

Steve Street 16153 486th Avenue Revillo, South Dakota 57259 Nomination Committee	One	59	1999	2010

Steve has been a farmer for over 31 years. He currently serves as a State Representative for District 4 in the South Dakota Legislature. He is also treasurer of Adams Township and was formerly president of the Revillo Grain Elevator. He graduated from South Dakota State University in Brookings, South Dakota, in 1972 with a Bachelor of Science Degree in Agronomy.

J. Charles Walters 68937 240th St. Graceville, Minnesota 56240	Two	57	2009	2012	Charles has been a farmer for 28 years. He graduated from the University of Minnesota, St. Paul, Minnesota, in 1975 with a Bachelor of Science Degree in Agronomy.

Bill Whipple 13453 460th Avenue Wilmot, South Dakota 57279 Audit Committee	One	65	1999	2011

Bill has been a farmer for over 35 years with Whipple Ranch, Inc., where he is president and manager. He has served as a director of the South Dakota Corn Growers Association. He serves as Director of the South Dakota Corn Utilization Council. He graduated from South Dakota State University, Brookings, South Dakota, in 1969 with a Bachelor of Science Degree in Animal Science.

Robert Wittnebel 2971 121st Ave. Nassau, Minnesota 56257 Audit and Nomination Committees	Two	70	2002	2011

Robert has been a farmer for over 37 years. He is a member of the American Legion, VFW, and Trinity Lutheran Church. He also serves as a director of Hilltop Residence and Madison Lutheran Home. He graduated from South Dakota State University, Brookings, South Dakota, in 1961 with a Bachelor of Science Degree in Agricultural Education.

Director Qualifications

Each person was elected because of his involvement in and support of the agriculture industry in northeastern South Dakota, including the ethanol industry. In particular, each person is or was an agriculture producer or owns a business involved in the agriculture industry. In addition, seven persons - Ron Anderson, Mark Lounsbery, Robert Metz, Robert Narem, Delton Strasser, Steve Street, and Bill Whipple - were chosen because they are the original founders of Northern Growers. As original founders, they are viewed as having invaluable experience and knowledge in representing the board of managers and our operations.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, whose members include Messrs. Ron Anderson, Robert Metz, Bill Whipple and  Robert Wittnebel. Because our board of managers are mostly farmers, as is common for producer-based agricultural entities, we do not have an audit committee financial expert serving on our Audit Committee as that term is defined under SEC rules.

Code of Ethics

All of the board of managers, officers and employees, are required to comply with Northern Growers’ Code of Ethics. A copy of the Code of Ethics can be obtained, without charge, by writing to the following address:

Membership Coordinator

Northern Growers, LLC

c/o POET® Biorefining - Big Stone

48416 144th Street.

Big Stone City, South Dakota 57216

Amendments and modifications to, and waivers of, the Code of Ethics will be promptly disclosed, to the extent required under the Exchange Act, on a current report on Form 8-K.

Director Nominations

There are no material changes to the procedures by which members may recommend nominees to our board of managers where those changes were implemented after our last provided disclosure in 2009. Therefore, members will be allowed to recommend candidates to the board of managers prior to the election at the 2010 Annual Meeting of Members.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and managers of our Board, and persons who directly or indirectly own more than ten percent of a class of our Class A capital units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to us and written representations from our executive officer and managers of the Board, all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2009 except a Form 3 for Mr. Charles Walters which was filed with the SEC on a Form 5 on February 3, 2010.

Item  11.  Executive Compensation

Executive Compensation

Summary Compensation Table

The tables below summarize the total compensation paid or earned by our chief executive and financial officer, Mr. Robert Narem. Mr. Narem has served in this position since September 11, 2003.  He does not receive a salary or bonus for his services as officer. He also does not receive any stock or incentive awards, health-care, retirement or other benefits, or compensation for a termination or change in control. His compensation is strictly based on services he performs on behalf of Northern Growers’ which is a fee of $250 for most services performed, including reviewing financial reports, preparing and reviewing SEC reports and compliance matters, communicating with our board of managers and the plant’s general manger, and anything relating to the oversight of the management of POET® Biorefining - Big Stone. The amounts reported in the Summary Compensation Tables reflect actual amount paid during the year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	All Other Compensation ($) See Note 2	Total ($)
Robert Narem (1)	2009	$	NA	NA	$5,750	$5,750
	2008	$	NA	NA	$5,821	$5,821

(1)           Robert Narem is the chief executive and chief financial officer of Northern Growers.

(2)           The amount shown in this column represents Northern Growers’ total aggregate payment to Mr. Narem in 2009 and 2008 for services performed on behalf of Northern Growers, at $250 per service item and for mileage reimbursement

Managers’ Compensation

For their services on Northern Growers’ board of managers, an individual receives compensation shown in the following table and explained in the accompanying notes.

Name	Fees Earned or Paid in Cash See Note 1	All Other Compensation See Note 2	Total ($)
Ronald Anderson	$3,250	—	$3,250
Leroy Bergan	$1,750		$1,750
Wendell Falk	$2,000	—	$2,000
Lars Herseth	$2,000	—	$2,000
Mark Lounsbery	$2,000	—	$2,000
Robert Metz	$3,750	—	$3,750
Robert Narem(3)	$5,750	—	$5,750
Jeff Olson	$2,000	—	$2,000
Ronald Olson	$1,500	—	$1,500
Heath Peterson	$2,000	—	$2,000
Delton Strasser	$4,000	—	$4,000
Steve Street	$3,000	—	$3,000
J. Charles Walters	$750		$750
Bill Whipple	$2,750	—	$2,750
Robert Wittnebel	$3,250	—	$3,250

(1)           The board of managers receives a per diem fee for services performed on our behalf in the amount of $250 for each regular board or committee meeting.  The board also receives the same membership benefits as other members receive in proportion to their ownership of capital units in the company.

(2)           The board of managers is reimbursed at current IRS rates for travel incurred for each board and committee meeting or function and when attending other events on behalf of the company.

(3)           Mr. Narem serves as Chief Executive Officer and Cheif Financial Officer of Northern Growers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have not authorized the issuance of any equity securities for purposes of any equity compensation plan.  The following table sets forth certain information as of February 1, 2010, with respect to the capital unit ownership of: (i) each our board of managers, (ii) all officers and managers of Northern Growers, 15 in number, as a group; and any person or group (as that term is used in Section 13(d)(3) of the Exchange Act) who beneficially own more than 5% of Northern Growers’ capital units.   Mr. Robert Narem serves in the capacity of executive officers.  Except as noted below, the persons listed below possess sole voting and investment power over their respective capital units

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner (in units)	Equity Percent of Class	Voting Percent of Class
Class A	South Dakota Corn Processors Investment Fund P.O. Box 85102 Sioux Falls, South Dakota 57104	3,150,000	6.2%	*

Class A	Ronald Anderson, Manager(2)	160,000	*	*

Class A	Leroy Bergan, Manager	40,000	*	*

Class A	Wendell Falk, Manager (3)	40,000	*	*

Class A	Lars Herseth, Manager (4)	170,000	*	*

Class A	Mark Lounsbery, Manager (5)	246,666	*	*

Class A	Robert Metz, Manager (6)	200,000	*	*

Class A	Robert Narem, Manager, CEO/CFO(7)	120,000	*	*

Class A	Jeff Olson, Manager	40,000	*	*

Class A	Ronald Olson, Manager	140,000	*	*

Class A	Heath Peterson, Manager	120,000	*

Class A	Delton Strasser, Manager(8)	172,000	*	*

Class A	Steve Street, Manager(9)	320,000	*	*

Class A	J. Charles Walters	10,000	*	*

Class A	Bill Whipple, Manager(10)	440,000	*	*

Class A	Robert Wittnebel, Manager	40,000	*	*

Class A	Managers and Executive Officers, as a Group	2,258,666	5.1%	1.9%

*Percentage of capital units beneficially owned does not exceed 1% of the class.

(1)           The addresses for each of the individual managers listed above is set forth above under Item 10. Directors, Executive Officers and Corporate Governance

(2)          Includes 120,000 capital units owned of record through an IRA.

(3)           Includes 40,000 capital units owned jointly with Mr. Falk’s wife.

(4)                                  Includes 2,500 capital units held by Mr. Herseth as custodian for the benefit of a grandchild and 2,500 capital units held by Mr. Herseth’s wife as custodian for the benefit of her grandchildren.

(5)           Includes capital units owned jointly with Mr. Lounsbery’s wife.

(6)           Includes 80,000 capital units owned of record by Mr. Metz’s wife.

(7)           Includes capital units owned of record by Soil Consultants, Inc. of which Mr. Narem is the owner.

(8)           Includes 172,000 capital units owned jointly with Mr. Strasser’s wife.

(9)           Includes 80,000 capital units owned of record by Mr. Street’s wife.

(10)         Represents capital units owned of record through an IRA and Whipple Ranch, Inc. of which Mr. Whipple is co-owner.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Northern Growers’ board of managers and officer have not entered into, and do not anticipate entering into, any contractual or other transactions between themselves and us, directly or indirectly, except for transactions identical to those provided by all other members such as corn delivery transactions to Northern Growers’ subsidiary, POET® Biorefinery — Big Stone. The board of managers receives a per diem fee and other reimbursement and compensation for their services, as described above.

Except as set forth under the operating agreement, Northern Growers does not have any formal policies and procedures for the review, approval or ratification of transactions between board of managers or officers. Under the operating agreement, all acts of the board of managers are required to be conducted by majority vote of disinterested persons serving on the board. A disinterested person is defined as a person who does not have a financial interest in any contract or agreement, or whose family member does not have a financial interest in the same. A person who is not disinterested is precluded from voting on the matter at hand unless such agreement or contract is made available to all members of the company. In 2009, the terms and conditions regarding a vote by disinterested board of managers were fully complied with under our operating agreement.

All of the board of managers are independent except Mr. Robert Narem. Mr. Narem is not independent because of his service as an executive officer of Northern Growers and not due to any other transactions or relationships. The determination of independence is made by reference to NASDAQ Rule 5605.

Item 14.  Principal Accounting Fees and Services

The following presents fees for professional services rendered by our independent auditor, Eide Bailly LLP, for the audit of our annual financial statements for the fiscal year ended December 31, 2008 and 2009 and fees for other services rendered by Eide Bailly during those periods.

Audit Fees.  Eide Bailly has billed us a total amount of $29,500 and $75,000 in December 31, 2009 and December 31, 2008, respectively, for professional services rendered for the audit of Northern Growers’ various financial statements, and the reviews of the financial statements included in its Form 10-Q for the 2009 and 2008 fiscal years.  Additional fees for services performed on the audit of financial statements for the year ended December 31, 2009 are expected to be billed to us in the next 30 days.

Audit-Related Fees.  Eide Bailly did not perform any audit-related services as of December 31, 2009 and December 31, 2008.

Tax Fees.  Eide Bailly has billed us a total amount of $ 21,548 and $16,581 for professional tax services rendered as of December 31, 2009 and December 31, 2008, respectively. The tax services included preparation of federal tax returns and consultation regarding federal tax laws and an IRS exam.

All Other Fees.  Eide Bailly has billed us a total of $550 and $545 for all other services rendered as of December 31, 2009 and December 31, 2008. The services rendered in 2009 pertained to travel to the Northern Growers’ Annual Meeting. The services rendered in 2008 pertained to implementation of SFAS 157 and related disclosures.

We have a separate audit committee. It is the policy of the audit committee to pre-approve all audit and permissible non-audit services performed by Eide Bailly. The audit committee approved all services that Eide Bailly provided to us in the past two fiscal years.

The percentage of hours expended on Eide Bailly’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than Eide Bailly’s full time, permanent employees was 0%.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements—Reference is made to the “Table of Contents” of Northern Growers, LLC located on the page prior to page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2009 included herein. The financial statements begin on page F-2 of this Report.

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

NORTHERN GROWERS, LLC

Date: March 31, 2010	/s/ Robert Narem
Robert Narem, Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHERN GROWERS, LLC

Date: March 31, 2010	/s/ Robert Narem
Robert Narem, Chief Executive Officer and Chief Financial Officer, Manager

Date: March 31, 2010	/s/ Ron Anderson
Ronald Anderson, Manager

Date: March 31 , 2010	/s/ Leroy Bergan
Leroy Bergan, Manager

Date: March 31, 2010	/s/ Wendell Falk
Wendell Falk, Manager

Date: March 31, 2010	/s/ Lars Herseth
Lars Herseth, Manager

Date: March 31, 2010	/s/ Mark Lounsbery
Mark Lounsbery, Manager

Date: March 31, 2010	/s/ Robert Metz
Robert Metz, Manager

Date: March 31, 2010	/s/ Jeff Olson
Jeff Olson, Manager

Date: March 31, 2010	/s/ Ron Olson
Ronald Olson, Manager

Date: March 31, 2010	/s/ Heath Peterson
Heath Peterson, Manager

Date: March 31, 2010	/s/ Delton Strasser
Delton Strasser, Manager

Date: March 31, 2010	/s/ Steve Street
Steve Street, Manager

Date: March 31, 2010	/s/ J. Charles Walter
J. Charles Walter, Manager

Date: March 31, 2010	/s/ Bill Whipple
Bill Whipple, Manager

Date: March 31, 2010	/s/ Robert Wittnebel
Robert Wittnebel, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Organization.		Appendix A to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.1	Articles of Organization.		Appendix B to Registrant’s Prospectus filed with the Commission on March 17, 2003.

3.2	Fifth Amended and Restated Operating Agreement dated July 31, 2009.		Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on August 6, 2009.

4.1	Form of Class A Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.1	Loan Agreement with U.S. Bank dated July 11, 2001.		Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.2	Lease Agreement with Big Stone — Grant Industrial Development and Transportation, dated April 18, 2001.		Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.3	Steam Sale Agreement with Otter Tail Power Company, dated April 18, 2001.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.4	Water and Fuel Oil Agreement with Otter Tail Power Company, dated August 14, 2001.		Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.5	Electric Service Agreement with Otter Tail Power Company, dated September 26, 2001.		Exhibit 10.12 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.6	Water and Sanitary Sewer Agreement with the City of Big Stone City, dated December 21, 2001.		Exhibit 10.13 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.7	Access and Rail Agreement with Otter Tail Corporation, dated April 18, 2001.		Exhibit 10.14 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.8	Industry Track Agreement with Burlington Northern and Santa Fe		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
Railway Company, dated January 8, 2002.

10.9	Service Request Form and Extended Service Agreement with NorthWestern Public Service, dated March 19, 2002.		Exhibit 10.17 to the Registrant’s Form S-4 filed with the Commission on July 26, 2002.

10.10	Amendment to U.S. Bank Loan Agreement, dated June 22, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.11	Second Amendment to U.S. Bank Loan Agreement, dated March 30, 2005.		Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.12	$15.8 Million Promissory Note with U.S. Bank, dated March 30, 2005.		Exhibit 10.27 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.13	$3.9 Million Promissory Note with U.S. Bank, dated March 30, 2005.		Exhibit 10.28 to the Registrant’s Form 10-K filed with the Commission on March 31, 2005.

10.14	Management Agreement with POET™ Plant Management, LLC, dated April 20, 2005.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 16, 2005.

10.15	Technology and Patent Rights License Agreement with POET™ Design and Construction, LLC, dated October 25, 2005.*		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.16	Amendment to the Management Agreement with POET™ Plant Management, dated October 25, 2005.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.17	Design Build Agreement with POET™ Design and Construction, Inc., dated October 25, 2005.		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2005.

10.18	Amended and Restated Loan Agreement with U.S. Bank dated August 28, 2006.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.19	Expansion Construction Note Agreement dated August 28, 2006.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.20	$8.0 Million Variable Rate, Revolving Note dated August 28, 2006.		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.21	Construction Mortgage and Addendum dated August 28, 2006.		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.22	Security Agreement dated August 28, 2006.		Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.

10.23	Corn and Natural Gas Price Risk Management Agreement dated April 1, 2007.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.24	Amendment No. 1 to Water Fuel Agreement dated March 21, 2007.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.25	Ethanol Marketing and Services Agreement dated April 24, 2007.		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.26	DDGS Marketing and Service Agreement dated March 2002.		Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission July 21, 2002.

10.27	Design Build Agreement with POET™ Design and Construction dated April 3, 2007.		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2007.

10.28	Amendment to Amended and Restated Loan Agreement with U.S. Bank dated September 21, 2007.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007.

10.29	$4.3 Million Promissory Note with U.S. bank dated September 21, 2007.		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007.

10.30	Mortgage in Favor of U.S. Bank dated September 21, 2007.		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on November 9, 2007.

10.31	$9.0 million Promissory Note with U.S. Bank dated July 28, 2009.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 10, 2009.

21.1	Subsidiaries of the Registrant	X

31	Rule 13a-14(a)/15d-14(a) Certifications	X

32	Section 1350 Certification	X

*The redacted portions of this exhibit were filed separately with the SEC subject to a request for confidential treatment dated November 14, 2005.

NORTHERN GROWERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Northern Growers, LLC
Big Stone City, South Dakota

We have audited the accompanying consolidated balance sheets of Northern Growers, LLC as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in members’ equity and comprehensive income, and cash flows for the years ended December 31, 2009, 2008, and 2007. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2009. Our audit as of December 31, 2009 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. Accordingly, we express no such opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Growers, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

March 31, 2010

www.eidebailly.com

200 E. 10th St., Ste. 500 | P.O. Box 5125 | Sioux Falls, SD 57117-5125 | T 605.339.1999 | F 605.339.1306 | EOE

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,	December 31,
	2009	2008	2009
			Pro forma
			(Unaudited)
			See Note 13
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,121,530	$12,712,987	$12,562,330
Accounts receivable
Trade - related party	6,883,902	6,475,987	6,883,902
Trade	950,397	525,851	950,397
Other	352,274	316,576	352,274
Inventory	12,489,540	9,710,268	12,489,540
Prepaid expenses	84,513	127,236	84,513
Due from broker	4,182,016	1,543,287	4,182,016

Total current assets	41,064,172	31,412,192	37,504,972

PROPERTY AND EQUIPMENT
Land improvements	7,141,267	7,107,452	7,141,267
Equipment	71,032,475	71,005,748	71,032,475
Buildings	15,379,448	15,379,448	15,379,448
	93,553,190	93,492,648	93,553,190
Less accumulated depreciation	(25,365,188)	(20,261,459)	(25,365,188)

Net property and equipment	68,188,002	73,231,189	68,188,002

OTHER ASSETS
Financing costs, net of amortization of $177,404
and $116,932 as of December 31, 2009 and 2008	193,633	229,577	193,633
Assets held for sale	-	100,000	-

Total other assets	193,633	329,577	193,633

	$109,445,807	$104,972,958	$105,886,607

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,	December 31,
	2009	2008	2009
			Pro forma
			(Unaudited)
			See Note 13
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,853,276	$2,037,590	$1,853,276
Accounts payable - corn	6,873,524	6,667,478	6,873,524
Accounts payable - related party	642,503	328,566	642,503
Other accrued liabilities	712,609	603,768	712,609
Accrued interest	7,500	3,750	7,500
Accrued liability for commodities contracts	3,132,408	2,390,685	3,132,408
Notes payable - due upon demand	5,000	5,000	5,000
Current portion of notes payable	5,881,047	5,785,007	5,881,047

Total current liabilities	19,107,867	17,821,844	19,107,867

LONG-TERM LIABILITIES
Derivative financial instruments	1,623,620	2,496,933	1,623,620
Long-term notes payable	34,250,108	40,121,940	34,250,108

Total long-term liabilities	35,873,728	42,618,873	35,873,728

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY
Capital units, $0.25 stated value,
50,628,000 units issued and outstanding	12,657,000	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900	64,900
Accumulated other comprehensive (loss)	(1,252,784)	(1,926,632)	(1,252,784)
Retained earnings	30,540,538	23,625,025	28,009,138

Total Northern Growers, LLC equity	42,009,654	34,420,293	39,478,254

Noncontrolling interest	12,454,558	10,111,948	11,426,758

Total equity	54,464,212	44,532,241	50,905,012

	$109,445,807	$104,972,958	$105,886,607

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

REVENUES
Sales - related party	$112,997,456	$137,146,540	$116,084,868
Sales	28,374,215	33,632,791	21,408,911
Incentive	666,667	645,596	750,001
Total revenues	142,038,338	171,424,927	138,243,780

COST OF REVENUES	125,825,811	169,595,752	112,694,987

GROSS PROFIT	16,212,527	1,829,175	25,548,793

EXPENSES
General and administrative	4,408,451	3,679,176	4,790,117
Total operating expenses	4,408,451	3,679,176	4,790,117

INCOME (LOSS) FROM OPERATIONS	11,804,076	(1,850,001)	20,758,676

OTHER INCOME (EXPENSES)
Interest income	29,344	84,422	509,018
Interest expense	(2,769,848)	(3,535,485)	(2,876,464)
Other	(4,914)	(6,135)	22,960
Total other income (expenses)	(2,745,418)	(3,457,198)	(2,344,486)

NET INCOME (LOSS)	9,058,658	(5,307,199)	18,414,190

LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE
NONCONTROLLING INTEREST	(2,143,145)	1,154,649	(4,269,470)

NET INCOME (LOSS) ATTRIBUTABLE TO
NORTHERN GROWERS, LLC	6,915,513	(4,152,550)	14,144,720

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss) attributable to
Northern Growers, LLC	673,848	(1,231,556)	(550,734)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
NORTHERN GROWERS, LLC	$7,589,361	$(5,384,106)	$13,593,986

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.137	$(0.082)	$0.279

BASIC AND DILUTED WEIGHTED AVERAGE
CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$—	$—	$0.238

DISTRIBUTIONS PER CAPITAL UNIT PAID	$—	$0.030	$0.342

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				Accumulated		Total
			Additional	Other		Northern	Noncontrolling
	Capital		Paid-In	Comprehensive	Retained	Growers, LLC	Interest
	Units	Amount	Capital	Income (Loss)	Earnings	Equity	Equity

BALANCE, JANUARY 1, 2007	50,628,000	$12,657,000	$64,900	$(144,342)	$25,685,358	$38,262,916	$10,790,823

Net income (loss)	-	-	-	-	14,144,720	14,144,720	4,269,469
Cash flow hedge (loss)	-	-	-	(550,734)	-	(550,734)	(163,023)
Distributions payable	-	-	-	-	(1,518,840)	(1,518,840)	-
Distributions paid	-	-	-	-	(10,533,663)	(10,533,663)	(3,266,120)

BALANCE, DECEMBER 31, 2007	50,628,000	$12,657,000	$64,900	$(695,076)	$27,777,575	$39,804,399	$11,631,149

Net income (loss)	-	-	-	-	(4,152,550)	(4,152,550)	(1,154,649)
Cash flow hedge (loss)	-	-	-	(1,231,556)	-	(1,231,556)	(364,552)
Distributions payable	-	-	-	-	-	-	-
Distributions paid	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2008	50,628,000	$12,657,000	$64,900	$(1,926,632)	$23,625,025	$34,420,293	$10,111,948

Net income (loss)	-	-	-	-	6,915,513	6,915,513	2,143,145
Cash flow hedge income (loss)	-	-	-	673,848	-	673,848	199,465
Distributions payable	-	-	-	-	-	-	-
Distributions paid	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2009	50,628,000	$12,657,000	$64,900	$(1,252,784)	$30,540,538	$42,009,654	$12,454,558

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$6,915,513	$(4,152,550)	$14,144,720
Changes to net income (loss) not affecting cash
Depreciation	5,139,255	5,136,891	4,459,581
Amortization of loan fees	60,472	65,738	41,493
Noncontrolling interest in subsidiary’s earnings (losses)	2,143,145	(1,154,649)	4,269,470
Loss on sale/disposal of assets	135,216	16,975	625,195
Decrease (increase) in current assets
Accounts receivable
Related party	(407,915)	(764,139)	733,539
Trade	(424,546)	350,659	(25,945)
Other	(157,100)	(767)	50,998
Inventory	(2,779,272)	2,176,550	(1,826,219)
Prepaid expenses	42,723	(23,559)	(21,686)
Due from broker	(2,638,729)	3,970,752	(4,083,906)
Commodities contracts	—	793,029	4,331,266
Increase (decrease) in current liabilities
Accounts payable
Trade	(184,314)	63,451	719,968
Corn	206,046	1,386,122	3,299,552
Related party	313,937	(19,442)	(548,670)
Accrued liabilities	108,841	80,347	(25,488)
Accrued liability for commodities contracts	741,723	2,390,685	—
Accrued interest	3,750	—	2,429

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,218,745	10,316,093	26,146,297

INVESTING ACTIVITIES
Purchase of property and equipment	(263,478)	(571,402)	(18,840,552)
Cash received on sale of assets	5,000	—	555
Cash paid for capitalized construction interest	—	—	(653,413)
Refund on construction	84,922	—	—
Tax refund on construction	163,674	1,016,697	262,313

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(9,882)	445,295	(19,231,097)

FINANCING ACTIVITIES
Long-term notes payable issued	—	—	18,340,126
Principal paid on long-term notes payable	(5,775,792)	(5,682,270)	(2,828,126)
Distributions paid - Northern Growers	—	(1,518,840)	(17,321,359)
Distributions paid - noncontrolling interest	—	—	(5,778,520)
Cash paid for financing costs	(24,528)	(29,824)	(69,988)

NET CASH (USED FOR) FINANCING ACTIVITIES	(5,800,320)	(7,230,934)	(7,657,867)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,408,543	3,530,454	(742,667)

CASH AT BEGINNING OF PERIOD	12,712,987	9,182,533	9,925,200

CASH AT END OF PERIOD	$16,121,530	$12,712,987	$9,182,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest	$2,766,098	$3,535,485	$3,612,547

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Accounts receivable for tax refund on construction	$—	$142,632	$831,955
Accounts receivable for refund on construction	$21,230	$—	$—
Distributions payable	$—	$—	$1,518,840

See Notes to Consolidated Financial Statements

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    NATURE OF OPERATIONS

Principal Business Activity

Northern Growers, LLC or Northern Growers (formerly Northern Growers Cooperative or the “Cooperative”), is a South Dakota limited liability company that was organized to pool investors, provide a portion of the corn supply for an ethanol plant (the “plant”) owned by Northern Lights Ethanol, LLC (d/b/a POET® Biorefining – Big Stone) (“POET® Biorefining – Big Stone”), and own a 77.16% interest in POET® Biorefining – Big Stone.  For purposes of the financial statements and notes, the “Company” refers to both Northern Growers and POET® Biorefining – Big Stone on a consolidated basis.  On June 26, 2002, the Company began grinding corn and on July 5, 2002, the Company commenced its principal operations at a 40 million gallon nameplate capacity.  On May 14, 2007, the Company completed an expansion to a 75 million gallon nameplate capacity. The Company sells ethanol and related products primarily in the United States.

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

Revenue from the state incentive program is recorded when the Company has produced or sold the ethanol and satisfied the reporting requirements under the program. When it is uncertain that the Company will receive full allocation and payment due under the incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive program or other factors that affect funding or allocation of funds.

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer account balances with invoices dated over 30 days old are considered delinquent. Interest is not charged on any delinquent accounts.

Trade receivables are stated at the amount billed to the customer.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 30 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management believes that all trade receivables are collectible; therefore, there is no valuation allowance as of December 31, 2009 and 2008.

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

Inventories at December 31, 2009 and 2008 are as follows:

	2009	2008

Finished goods	$2,340,779	$1,875,444
Raw materials	8,050,117	5,620,800
Work-in-process	925,858	1,022,085
Spare parts inventory	1,172,786	1,191,939

	$12,489,540	$9,710,268

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

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheet relate to the investment by Broin Investments I, LLC in POET® Biorefining – Big Stone, plus or minus any allocation of income or loss of POET® Biorefining – Big Stone, plus or minus any allocation of accumulated other comprehensive income or loss, less distributions from POET® Biorefining – Big Stone. Earnings/losses and distributions of POET® Biorefining – Big Stone are allocated to its members in proportion to the member’s capital accounts.

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

During 2009, the Company recorded a loss on disposal of assets of $35,216 for a combination of several small equipment items that were deemed unusable.  Also, the “Assets held for sale”, described below, were deemed to have little if no sales value and the remaining value of $100,000 is included in the cost of revenues as a loss on impairment of assets.

A loss on impairment of assets of $625,195 was recognized by the Company in 2007 and is included in cost of revenues.  A subset of the plant’s thermal oxidizers, built during the original construction of the plant, was deemed impaired for $614,640 when environmental testing indicated that the equipment recently installed to replace the subset was sufficient to meet environmental compliance rules.  The estimated fair market value of  the subset was $100,000, which management intended to sell on the open market, and is listed on the Consolidated Balance Sheet as “Assets held for sale.”  In addition, the Company recorded a loss on disposal of assets of $10,555 for a compilation of several small equipment items that were deemed unusable.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

Income Taxes

The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, differences in lives and methods result in differences in the depreciation of property and equipment for financial statement and tax purposes. Differences also exist in the treatment of unrealized gains and losses on investments in grain contracts, derivative instruments, and hedging activities. The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for fiscal years prior to 2006.

In June 2006, the FASB issued new guidance for accounting for uncertainty in income taxes. This guidance clarifies the requirements of accounting for income taxes, relating to the recognition of income tax benefits. The provisions of this have subsequently been included in the FASB Accounting Standards Codification Topic 740 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has evaluated whether it was necessary to recognize any benefit from uncertain tax positions in currently open tax periods and determined that, primarily due to its status as a partnership, there are no material uncertainties within its filed tax returns. As a result, no liability related to the implementation of this guidance has been recorded.

As of December 31, 2009 the Company’s net assets exceeded their tax basis by approximately $30,000,000.

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

Advertising Costs

Advertising and promotion costs are expensed when incurred and totaled $314,915, $129,074 and $203,386 for the years ended December 31, 2009, 2008 and 2007, respectively.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

The Company capitalizes interest cost on construction in progress and capitalized development costs.  A certain portion of interest costs are capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized $0, $0 and $653,413 of interest for the years ending December 31, 2009, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to the 2007 and 2008 financial statements to conform to the presentation in 2009. These reclassifications had no change in previously reported net income.

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

Newly Adopted Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements.  On January 1, 2009, the Company adopted new guidance for the accounting, reporting and disclosure of noncontrolling interests, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The impact of adopting this guidance on the consolidated financial statements was the presentation of noncontrolling interest within equity in the consolidated balance sheets and in the consolidated statements of changes in equity.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cannot be determined, the asset or liability would be recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability would be recognized.  The Company has not had any business combinations since adopting this guidance.

Disclosures about Derivative Instruments and Hedging Activities. On April 1, 2009, the Company adopted  new guidance related to derivative disclosure and hedging activities. This guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The guidance  also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 4 — Derivative Financial Instruments for additional disclosures.

Codification.  In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for periods ending after September 15, 2009. The only impact of adopting this provision was to update and remove certain references in our consolidated financial statements to technical accounting literature.

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

Except for those assets and liabilities which are required by accounting guidance to be recorded at fair value in the consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by new guidance.  No events occurred during the twelve months ended December 31, 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Consolidated
	Balance Sheets	Fair Value	Fair Value Measurement Using
	December 31, 2009	December 31, 2009	Level 1	Level 2	Level 3
Commodities contracts	$(1,887,106)	$(1,887,106)	$(1,887,106)
Corn purchase contracts	$(1,245,302)	$(1,245,302)		$(1,245,302)
Derivative financial instruments	$(1,623,620)	$(1,623,620)		$(1,623,620)

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

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2009 and 2008.

Due to declining interest rates since the inception of certain long-term notes, the carrying amount of the fixed-rate, long-term note payable obligations were less than fair value at December 31, 2009 and 2008. As the following table presents, the carrying amount and the fair value of long-term note payable obligations at December 31, 2009 and 2008 are as follows:

	Carrying Amount	Fair Value

Long-term notes payable December 31, 2009	$40,131,155	$40,159,996
Long-term notes payable December 31, 2008	$45,906,947	$46,319,988

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

As of December 31, 2009, the Company has entered into ethanol, natural gas and corn derivative instruments and interest rate swap agreements.  The Company is required to record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

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

At December 31, 2009, the Company had $19,181,250 of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR plus 2.75%) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

All interest rate swaps held by the Company as of December 31, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide details regarding the Company’s derivative financial instruments at December 31, 2009:

	Asset Derivatives		Liability Derivatives
As of December 31,	2009		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments
Interest rate swap		$-	Long-term liabilities	$ 1,623,620

Total derivatives designated as hedging instruments		$-		$ 1,623,620

Derivative not designated as hedging instruments
Commodities contracts		$-	Current liabilities	$ 3,132,408

Total derivatives not designated as hedging instruments		$-		$ 3,132,408

Derivative Cash Flow Hedging Relationship - Interest rate swaps	Twelve Months Ended December 31, 2009

Amount of gain (loss) recognized in OCI on derivative	$673,848

Amount of gain (loss) reclassified from accumulated OCI into income on derivative	$-

Location of gain (loss) reclassified from accumulated OCI into income

Amount of gain (loss) recognized in income on derivative	$(982,284)

Location of gain (loss) recognized in income	Interest Expense

Derivatives not designated as hedging intruments - Commodities contracts	Twelve Months Ended December 31, 2009

Amount of gain (loss) recognized in income on derivative	$5,773,808

Location of gain (loss) recognized in income	Cost of revenues

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at December 31, 2009 and December 31, 2008.

Northern Growers received a loan advance of $25,000 from First Bank & Trust, Milbank, SD, during the three month period ending March 31, 2008 for short-term cash needs. This short-term note payable bore interest at 5.94% and matured May 1, 2008 and was paid in full.  The balance of this note was $0 at December 31, 2009 and December 31, 2008.

On August 28, 2006, POET® Biorefining - Big Stone and U.S. Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3,000,000 and $5,000,000 revolving notes into one note.  On September 21, 2007, an amendment to the loan agreement became effective.  The purpose of the amendment was to finance the purchase and construction of additional grain storage bins and equipment ($4,300,000) and obtain a $9,000,000 short-term revolving loan. Under the amended and restated loan agreement and the September 21, 2007 amendment, POET® Biorefining – Big Stone is subject to six notes:  Note #174, a $3,900,000 variable-rate, non-revolving note;  Note #158, a $15,800,000 fixed-rate note; Note #91, an $8,000,000 variable-rate, revolving long term note; Note #190, a $33,000,000 construction note; Note #232, a $4,300,000 variable-rate note; and Note #216, a $9,000,000 variable-rate, revolving short-term note.

Note #174, the $3,900,000 variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 3.25% at December 31, 2009. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15,800,000 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1,200,000 fixed rate note, was retired on April 30, 2007.

Note #91, the $8,000,000 variable rate, revolving note, permits POET® Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8,000,000. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (3.25% at December 31, 2009). Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of 0.0375% and prepayment is without penalty.  At December 31, 2009 and 2008, there were no outstanding borrowings against the long-term variable rate revolving note and the balance available on this note was $8,000,000.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($19,181,250 as of December 31, 2009) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (2.980% at December 31, 2009).

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #232, the $4,300,000 note, is subject to a variable rate of LIBOR plus 3.00% (3.235% at December 31, 2009), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9,000,000 short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9,000,000. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  The loan has been renewed, with revised terms, as of July 28, 2009.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (4.250% at December 31, 2009).  The revolver is subject to a quarterly unused commitment fee of 0.500% per year, assessed quarterly in arrears (previously was 0.250%). The variable interest rate has been revised to one-month LIBOR plus 4.00%.  The total unpaid principal balance is due at maturity, or July 26, 2010.  The amount available on this note was $9,000,000 at December 31, 2009 and December 31, 2008.

POET® Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at December 31, 2009.  The bank waived compliance of the fixed charge coverage ratio on May 14, 2009 for the March 31, 2009 compliance date.  On May 14, 2009, the bank also adjusted the 2009 requirements of the fixed charge coverage ratio covenant for the second and third quarters of 2009 and the Company was in full compliance with the covenants at June 30 and September 30, 2009.   The Company believes it will be in compliance with all covenants for each of the four quarters of 2010.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

The balance of the long-term notes payable as of December 31, 2009 and 2008 is as follows:

	2009	2008

Note #174	$2,047,500	$2,437,500
Note #158	9,594,655	11,064,447
Note #190	25,575,000	28,875,000
Note #232	2,914,000	3,530,000

	40,131,155	45,906,947
Less current portion	(5,881,047)	(5,785,007)

	$34,250,108	$40,121,940

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending December 31,	Amount

2010	$5,881,047
2011	5,983,965
2012	11,525,143
2013	3,916,000
January 1, 2014 to August 31, 2014	12,825,000

$40,131,155

NOTE 6 -  RELATED PARTY TRANSACTIONS

Northern Growers and Broin Investments I, LLC, are the members of POET® Biorefining - Big Stone. Northern Growers invested $12,500,000 and Broin Investments I, LLC invested $3,700,000 in POET® Biorefining - Big Stone for their respective ownership interests of 77.16% and 22.84%. In accordance with the Member Control Agreement of POET® Biorefining - Big Stone, Broin Investments I, LLC, has the right to elect two of seven members of the Board of Managers of POET® Biorefining - Big Stone.

Additional agreements with related parties are included in Note 7.

NOTE 7 -  COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Due to the name change of Broin Companies, LLC (“Broin”) to POET®, LLC in early 2007 and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations and marketing are now with newly named entities containing POET®. All of the newly named POET®-related entities are the same Broin-related entities that existed prior to the Broin to POET® name change.  Broin Investments I, LLC, the minority member of POET® Biorefining – Big Stone, has not changed its name, yet is still a related party to all POET®-named companies listed here.

The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant. Agreements with the minority member, or parties related to the minority member through common ownership, are as follows:

Expansion Construction Agreement – The Company entered into a Design/Build Agreement with POET® Design and Construction, Inc. (formerly known as Broin & Associates, Inc.) on October 25, 2005. The purpose of this agreement was to expand the name-plate production capacity of the plant from 40 million gallons of ethanol annually to 75 million gallons of ethanol annually, as well as to make certain capital improvements to the plant for the incorporation of new raw starch technology. The final cost of construction and improvements for both projects was $42.3 million, with all construction complete at December 31, 2007.

Additional Corn Storage Construction Agreement – The Company entered into a Design/Build Agreement with POET® Design and Construction, Inc. on April 3, 2007.  The purpose of this agreement was to expand the corn storage capacity at the plant.  The final cost of construction and improvements for this project was $4.2 million, with all construction complete and final payments made at December 31, 2007.

Ethanol Marketing Agreement – The Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET® Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services for all ethanol produced by the plant.  The new agreement is effective July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.  The Company has sales commitments with POET® Ethanol Products of approximately 14.0 million gallons over the next twelve months, of which, virtually all gallons are contracted at a variable price. The Company purchases all of its denaturant through POET® Ethanol Products.

Management Agreement – On April 20, 2005, the Company renewed its agreement with POET® Plant Management, LLC (formerly known as Broin Management, LLC) for the management and operation of the plant. The new agreement terminates on June 30, 2015.  In exchange for management services, POET® Plant Management receives an annual fee of $450,000, payable in equal monthly installments, plus an incentive bonus based on a percentage of net income, payable quarterly. The annual fee is adjusted each year on March 1st for changes in the consumer price index. The fees and bonus paid to POET® Plant Management include the salary and benefits of the general manager and technical manager and certain other services related to operation of the plant.

Technology and Patent Rights License Agreement - On October 25, 2005, the Company entered into a Technology and Patent Rights License Agreement with POET® Research, Inc. (formerly known as Broin and Associates, Inc.).  Under this agreement, POET® Research grants the Company a non-exclusive license to use certain technology and patents owned, developed, or obtained by POET® Research relating to the ethanol and related product production processes. The Company is required to pay an annual licensing fee for the right to use such technology and patents. The agreement terminates on June 30, 2015.

Risk Management Agreement – On April 1, 2007, the Company entered into a new corn and natural gas price risk management agreement with POET® Risk Management, LLC.  The new risk management agreement became effective on July 1, 2007 and terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term.  In exchange for providing certain risk management services relating to corn and natural gas prices, including hedging and pooling services, the Company pays POET® Risk Management an annual fee, payable in quarterly installments, subject to modification in the case of plant expansions or increases in corn usage.

Distillers Grains Marketing Agreement – On March 8, 2002 the Company entered into an agreement with POET® Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains.  The agreement terminates March 8, 2012, but renews for a five year term unless either party provides the other party a 90 day notice of termination prior to the renewal date.  The agreement provides for an agency relationship as POET® Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.  The Company entered into forward contracts to sell approximately 18,000 tons of various distiller grains at an average fixed price of approximately $160 per ton as of December 31, 2009.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and expenses related to agreements with related parties for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Ethanol gross revenues	$112,997,456	$137,146,540	$116,084,868
Denaturant expense	2,535,515	4,621,203	4,352,347
Management fees expense	1,114,437	587,089	1,592,821
Licensing fees expense	441,080	532,832	428,981
Freight expense - all products	11,060,167	11,800,137	7,223,554
Marketing fees expense - all products	1,340,850	1,473,192	985,136

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

Steam – The Company has an agreement with the co-owners of the Big Stone Plant- - Otter Tail Corporation, Montana-Dakota Utilities Co. and Northwestern Public Service- - for the use of steam in the ethanol production process.  The rate for a minimum amount is set at a base rate, adjusted annually for changes in the cost of energy, and any amount over the base rate is set at a market rate. The agreement commenced on June 1, 2002 and has a term of ten years, renewable for two five-year periods, after which the agreement is renewable from year to year. Either party may terminate the agreement by providing notice one year prior to a renewal or expiration date.

Expenses related to the property lease and steam agreements for the years ended December 31, 2009, 2008 and 2007 were $3,604,975, $4,444,553 and $2,962,099, respectively.

Minimum payments related to the above agreements are summarized in the following table:

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
December 31,	Agreements	Agreements	Agreements	Total

2010	$ 2,520	$ 567,340	$ 217,080	$ 786,940
2011	2,646	567,340	217,080	787,066
2012	2,646	510,487	90,450	603,583
2013	2,646	491,536	-	494,182
2014	2,646	491,536	-	494,182
2015-2100	361,531	245,768	-	607,299
	$ 374,635	$ 2,874,007	$ 524,610	$ 3,773,252

Corn Delivery – On August 9, 2005, POET® Biorefining - Big Stone agreed to release Northern Growers and, accordingly, all of its members from delivering corn to the plant starting on January 1, 2006.  Prior to January 1, 2006, Northern Growers’ members were obligated to deliver corn to the plant unless the plant released the member from the member’s corn delivery obligation.  Effective January 1, 2006, however, Northern Growers’

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

members are no longer obligated to deliver corn to the plant. Instead, the plant purchases all of its corn from local corn producers and the open market.  Purchases of corn from corn delivery agreements and cash contracts from the Northern Growers’ members totaled approximately $43,965,000, $60,957,000 and $36,357,000 for the years ending December 31, 2009, 2008 and 2007, respectively, of which $4,382,519 and $4,409,611 was recorded as a liability at December 31, 2009 and 2008, respectively.

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $333,334, $666,667 and $645,596 for the program years ended June 30, 2010, 2009 and 2008, respectively. Incentive revenue of $666,667, $645,596 and $750,001 was recorded for the twelve months ended December 31, 2009, 2008 and 2007, respectively, for this program.

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

On January 14, 2009, the Company’s plant received from the U.S. EPA a written Notice of Violation (NOV).  The NOV alleges that the Company’s plant violated the Clean Air Act by failing to adequately maintain a regulated level of air pollutants under the plant’s Title V air permit, and by conducting invalid testing for compliance with such limit.  Since the issuance of the NOV, the plant has been negotiating a possible settlement with the EPA.  The Company believes that any settlement into which it may enter will result in a fine, but that such fine will not be material.

The Company has taken corrective action relating to the NOV through planned capital improvements to the plant.  On January 22, 2009, a capital improvement project for approximately $1 million was approved. This project, which will involve the construction of improvements to the dryer and thermal oxidizer, is expected to be capitalized and financed with cash from operations.  A small amount of design work has been initiated on this project as of December 31, 2009.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  DISTRIBUTIONS

POET - Big Stone Distribution Date	POET - Big Stone Approved Distribution	Northern Growers Amount Received	Minority Member Amount Received	Northern Growers Distribution Date	Distributions paid to Northern Growers Members	Quarter - Year for Northern Growers Tax Purposes and Liability Recorded
1/26/2007	$11,000,000	$8,487,600	$2,512,400	1/29/2007	$6,787,696	4th Quarter 2006
4/24/2007	$9,000,000	$6,944,400	$2,055,600	4/25/2007	$6,444,439	1st Quarter 2007
7/27/2007	$5,300,000	$4,089,480	$1,210,520	8/2/2007	$4,089,224	2nd Quarter 2007
1/29/2008	$-	$-	$-	1/29/2008	$1,518,840	4th Quarter 2007

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

NOTE 10 - 401(K) PLAN

On February 1, 2003, POET® Biorefining - Big Stone set up a 401(k) plan for substantially all employees who work more than 1,000 hours per year. Employees can make voluntary contributions up to federally designated limits. POET® Biorefining - Big Stone matches employee voluntary contributions at a 50% level up to an effective maximum of 2% of gross employee pay. Eligible employees are always fully vested in their account balances resulting from employee voluntary contributions. POET® Biorefining - Big Stone’s 401(k) expense for the years ended December 31, 2009, 2008 and 2007 was $33,767, $34,978 and $25,283, respectively.

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2009:

Total revenues	$30,214,259	$33,142,354	$35,859,598	$42,822,127
Gross profit (loss)	1,296,886	1,584,249	5,426,711	7,904,681
Operating income (loss)	398,954	507,824	4,416,426	6,480,872
Income (loss) before Noncontrolling Interest	(307,357)	(173,878)	3,731,422	5,808,471
Noncontrolling interest in subsidiary (income) loss	45,796	28,784	(870,405)	(1,347,320)
Net income (loss)	(261,561)	(145,094)	2,861,017	4,461,151
Basic earnings (loss) per unit	(0.005)	(0.003)	0.057	0.088

Year Ended December 31, 2008:

Total revenues	$43,374,017	$45,776,791	$47,777,435	$34,496,684
Gross profit (loss)	3,309,166	3,942,954	(4,901,122)	(521,823)
Operating income (loss)	2,405,794	2,928,091	(5,644,305)	(1,539,581)
Income (loss) before Noncontrolling Interest	1,454,237	2,033,115	(6,484,552)	(2,309,999)
Noncontrolling interest in subsidiary (income) loss	(351,359)	(474,053)	1,468,919	511,142
Net income (loss)	1,102,878	1,559,062	(5,015,633)	(1,798,857)
Basic earnings (loss) per unit	0.022	0.031	(0.099)	(0.036)

Year Ended December 31, 2007:

Total revenues	$32,193,532	$34,977,104	$40,200,101	$30,873,043
Gross profit (loss)	9,091,141	4,349,497	8,802,914	3,305,241
Operating income (loss)	7,690,390	3,320,726	7,501,694	2,245,866
Income (loss) before Noncontrolling Interest	7,524,659	2,732,543	6,755,378	1,401,610
Noncontrolling interest in subsidiary (income) loss	(1,745,148)	(633,687)	(1,549,455)	(341,180)
Net income (loss)	5,779,511	2,098,856	5,205,923	1,060,430
Basic earnings (loss) per unit	0.114	0.041	0.103	0.021

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.  Basic earnings or loss per unit are presented on the 50,628,000 units currently issued and outstanding.

NOTE 12 - MARKET RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during the twelve months ending December 31, 2009. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 80% of total revenues and corn costs historically average 50% to 70% of cost of revenues.

The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as prices of supply and demand,

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 - SUBSEQUENT EVENTS

During February 2010, POET® Biorefining – Big Stone approved a $4,500,000 distribution, which it paid on February 16, 2010.  Northern Growers received $3,472,200 and the noncontrolling interest member received $1,027,800.  In conjunction with this cash distribution, on February 19, 2010, Northern Growers retained $940,800 by a super majority vote of the Board of Managers, and paid a distribution of $2,531,400, or $0.05 per capital unit, to its members of record as of December 31, 2009.  A pro forma balance sheet has been included in the accompanying consolidated financial statements to reflect the effects of the February 2010 distributions as if they had been paid on December 31, 2009.  Adjustments applied to the historical December 31, 2009 consolidated financial statements include a reduction of cash and cash equivalents, retained earnings and noncontrolling interest.