Form 10-Q
period 2010-03-31
NORTHERN GROWERS LLC
filed 2010-05-17
CIK 1177314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 1, 2010, the issuer had 50,628,000 Class A capital units outstanding.

NORTHERN GROWERS, LLC

PART I - FINANCIAL INFORMATION

Item 1.

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009 *

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,428,637	$16,121,530
Accounts receivable
Trade - related party	6,265,605	6,883,902
Trade	589,612	950,397
Other	97,790	352,274
Inventory	10,836,977	12,489,540
Prepaid expenses	209,369	84,513
Due from broker	—	4,182,016

Total current assets	33,427,990	41,064,172

PROPERTY AND EQUIPMENT
Land improvements	7,141,267	7,141,267
Equipment	71,071,842	71,032,475
Buildings	15,379,448	15,379,448
	93,592,557	93,553,190
Less accumulated depreciation	(26,643,805)	(25,365,188)

Net property and equipment	66,948,752	68,188,002

OTHER ASSETS
Financing costs, net of amortization of $193,165 and $177,404 as of March 31, 2010 and December 31, 2009	177,872	193,633

Total other assets	177,872	193,633

	$100,554,614	$109,445,807

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009 *

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,935,098	$1,853,276
Accounts payable - corn	3,043,793	6,873,524
Accounts payable - related party	363,057	642,503
Other accrued liabilities	774,575	712,609
Accrued interest	7,674	7,500
Due to broker	11,651	—
Accrued liability for commodities contracts	1,003,365	3,132,408
Notes payable - due upon demand	5,000	5,000
Current portion of notes payable	5,906,169	5,881,047

Total current liabilities	13,050,382	19,107,867

LONG-TERM LIABILITIES
Derivative financial instruments	1,702,403	1,623,620
Long-term notes payable	32,764,020	34,250,108

Total long-term liabilities	34,466,423	35,873,728

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY
Capital units, $0.25 stated value, 50,628,000 units issued and outstanding	12,657,000	12,657,000
Additional paid-in capital	64,900	64,900
Accumulated other comprehensive (loss)	(1,313,573)	(1,252,784)
Retained earnings	29,678,712	30,540,538

Total Northern Growers, LLC equity	41,087,039	42,009,654

Noncontrolling interest	11,950,770	12,454,558

Total equity	53,037,809	54,464,212

	$100,554,614	$109,445,807

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

REVENUES
Sales related party	$29,511,617	$23,031,678
Sales	7,343,786	7,099,248
Incentive	83,333	83,333
Total revenues	36,938,736	30,214,259

COST OF REVENUES	32,898,015	28,917,373

GROSS PROFIT	4,040,721	1,296,886

EXPENSES
General and administrative	1,193,498	897,932
Total operating expenses	1,193,498	897,932

INCOME FROM OPERATIONS	2,847,223	398,954

OTHER INCOME (EXPENSES)
Interest income	7,660	7,720
Interest expense	(629,382)	(715,913)
Other	(13,921)	1,882
Total other income (expenses)	(635,643)	(706,311)

NET INCOME (LOSS)	2,211,580	(307,357)

LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(542,006)	45,796

NET INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	1,669,574	(261,561)

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedge income (loss) attributable to Northern Growers, LLC	(60,789)	141,214

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NORTHERN GROWERS, LLC	$1,608,785	$(120,347)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.033	$(0.005)

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	50,628,000	50,628,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.050	$—

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.050	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

				Accumulated		Total
			Additional	Other		Northern	Noncontrolling
	Capital		Paid-In	Comprehensive	Retained	Growers, LLC	Interest
	Units	Amount	Capital	Income (Loss)	Earnings	Equity	Equity

BALANCE, JANUARY 1, 2009	50,628,000	$12,657,000	$64,900	$(1,926,632)	$23,625,025	$34,420,293	$10,111,948

Net income (loss)	—	—	—	—	6,915,513	6,915,513	2,143,145
Cash flow hedge income (loss)	—	—	—	673,848	—	673,848	199,465
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2009	50,628,000	$12,657,000	$64,900	$(1,252,784)	$30,540,538	$42,009,654	$12,454,558

Net income (loss)	—	—	—	—	1,669,574	1,669,574	542,006
Cash flow hedge income (loss)	—	—	—	(60,789)	—	(60,789)	(17,994)
Distributions payable	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	(2,531,400)	(2,531,400)	(1,027,800)

BALANCE, MARCH 31, 2010	50,628,000	$12,657,000	$64,900	$(1,313,573)	$29,678,712	$41,087,039	$11,950,770

See Notes to Unaudited Consolidated Financial Statements

NORTHERN GROWERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$1,669,574	$(261,561)
Changes to net income (loss) not affecting cash
Depreciation	1,278,617	1,288,923
Amortization of loan fees	15,761	14,659
Noncontrolling interest in subsidiary’s earnings (losses)	542,006	(45,796)
Gain on sale/disposal of assets	(7,000)	—
Decrease (increase) in current assets
Accounts receivable
Related party	618,297	1,390,764
Trade	360,785	(593,525)
Other	254,484	165,531
Inventory	1,652,563	(1,958,094)
Prepaid expenses	(124,856)	(110,247)
Due from broker	4,193,667	1,116,429
Increase (decrease) in current liabilities
Accounts payable
Trade	81,822	(466,279)
Corn	(3,829,731)	(1,214,186)
Related party	(279,446)	(129,834)
Accrued liabilities	61,966	319,876
Accrued liability for commodities contracts	(2,129,043)	(2,318,592)
Accrued interest	174	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	4,359,640	(2,801,932)

INVESTING ACTIVITIES
Purchase of property and equipment	(39,368)	(5,631)
Cash received on sale of assets	7,000	—
Tax refund on construction	—	163,674

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(32,368)	158,043

FINANCING ACTIVITIES
Principal paid on long-term notes payable	(1,460,965)	(1,437,522)
Distributions paid - Northern Growers	(2,531,400)	—
Distributions paid - noncontrolling interest	(1,027,800)	—

NET CASH (USED FOR) FINANCING ACTIVITIES	(5,020,165)	(1,437,522)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(692,893)	(4,081,411)

CASH AT BEGINNING OF PERIOD	16,121,530	12,712,987

CASH AT END OF PERIOD	$15,428,637	$8,631,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$629,209	$715,913

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year.

These financial statements and notes included in this Form 10-Q report should be read in conjunction with the Company’s 2009 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.

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

Geographical Information

Sales are attributed to countries based on location of customer.  All of the Company’s sales are to customers in North America.  For the quarter ending March 31, 2010, the Company had sales to Mexico of approximately $4,410,000, or 12% of total revenues.  One customer in Mexico accounted for approximately $3,980,000 of these sales.  All remaining sales were to customers within the United States.  For the quarter ended March 31, 2009, no country other than the United States had sales in excess of 10% of total sales.  All long-lived assets of the Company are located in the United States.

Recently Issued Accounting Pronouncements

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

Newly Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for the Company on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for the Company on January 1, 2011, and did not have a material impact

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

on the Company’s consolidated financial statements. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.

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

Except for those assets and liabilities which are required by accounting guidance to be recorded at fair value in the consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by new guidance.  No events occurred during the three months ended March 31, 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Consolidated
	Balance Sheets	Fair Value	Fair Value Measurement Using
	March 31, 2010	March 31, 2010	Level 1	Level 2	Level 3
Commodities contracts	$3,962,089	$3,962,089	$3,962,089
Corn purchase contracts	$(4,965,454)	$(4,965,454)		$(4,965,454)
Derivative financial instruments	$(1,702,403)	$(1,702,403)		$(1,702,403)

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

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at March 31, 2010 and December 31, 2009.

Due to declining interest rates since the inception of certain long-term notes, the carrying amount of the fixed-rate, long-term note payable obligations were less than fair value at March 31, 2010 and December 31, 2009. As the following table presents, the carrying amount and the fair value of long-term note payable obligations at March 31, 2010 and December 31, 2009 are as follows:

	Carrying Amount	Fair Value

Long-term notes payable March 31, 2010	$38,670,189	$38,696,059
Long-term notes payable December 31, 2009	$40,131,155	$40,159,996

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

As of March 31, 2010, the Company has entered into ethanol, natural gas and corn derivative instruments and interest rate swap agreements.  The Company is required to record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

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

At March 31, 2010, the Company had $18,562,500 of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR plus 2.75%) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

All interest rate swaps held by the Company as of March 31, 2010 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.

The following tables provide details regarding the Company’s derivative financial instruments at March 31, 2010:

	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31,	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate swap		$—	Long-term liabilities	$1,702,403

Total derivatives designated as hedging instruments		$—		$1,702,403

Derivative not designated as hedging instruments

Commodities contracts		$—	Current liabilities	$1,003,365

Total derivatives not designated as hedging instruments		$—		$1,003,365

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2010	March 31, 2009

Derivative Cash Flow Hedging Relationship - Interest rate swaps

Amount of gain (loss) recognized in OCI on derivative	$(60,789)	$141,214

Amount of gain (loss) reclassified from accumulated OCI into income on derivative	$—	$—

Location of gain (loss) reclassified from accumulated OCI into income	—	—

Amount of gain (loss) recognized in income on derivative	$(229,854)	$(247,598)

Location of gain (loss) recognized in income	Interest Expense	Interest Expense

	Three Months Ended
	March 31, 2010	March 31, 2009

Derivatives not designated as hedging intruments - Commodities contracts

Amount of gain (loss) recognized in income on derivative	$4,285,238	$2,313,603

Location of gain (loss) recognized in income	Cost of revenues	Cost of revenues

NOTE 5 -       NOTES PAYABLE

Northern Growers received advances of $5,000 from various entities to help establish the Company. This short-term note payable is due on demand and does not bear interest.  The balance of this non-interest bearing note was $5,000 at March 31, 2010 and December 31, 2009.

On August 28, 2006, POET® Biorefining - Big Stone and U.S. Bank National Association, Sioux Falls, South Dakota (Bank) entered into an amended and restated loan agreement for the purpose of financing the plant’s expansion and restructuring the $3,000,000 and $5,000,000 revolving notes into one note.  On September 21, 2007, an amendment to the loan agreement became effective.  The purpose of the amendment was to finance the purchase and construction of additional grain storage bins and equipment ($4,300,000) and obtain a $9,000,000 short-term revolving loan. Under the amended and restated loan agreement and the September 21, 2007 amendment, POET® Biorefining — Big Stone is subject to six notes:  Note #174, a $3,900,000 variable-rate, non-

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

revolving note;  Note #158, a $15,800,000 fixed-rate note; Note #91, an $8,000,000 variable-rate, revolving long term note; Note #190, a $33,000,000 construction note; Note #232, a $4,300,000 variable-rate note; and Note #216, a $9,000,000 variable-rate, revolving short-term note.

Note #174, the $3,900,000 variable-rate, non-revolving note, bears interest at the Bank’s prime rate, or 3.25% at March 31, 2010. This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term, the first payment being made on June 30, 2005.  The note matures on March 31, 2012.

Note #158, the $15,800,000 million fixed-rate note, bears an interest rate of 6.38%.  This note requires quarterly payments of interest and amortized principal on the basis of a ten-year term and is subject to maturity on March 31, 2012. The first payment was made on June 30, 2005.

Note #117, the $1,200,000 fixed rate note, was retired on April 30, 2007.

Note #91, the $8,000,000 variable rate, revolving note, permits POET® Biorefining - Big Stone to borrow, on a revolving basis, the difference between the unpaid principal balance and $8,000,000. The revolving note bears a variable-interest rate equal to the prime rate announced by the Bank from time to time, adjusted each time the Prime Rate changes (3.25% at March 31, 2010). Quarterly payments of interest on any unpaid balance are due March 31, June 30, September 30, and December 31 of each year. The total unpaid principal balance is due at maturity, or August 31, 2014. The loan is subject to a quarterly unused commitment fee of 0.0375% and prepayment is without penalty.  At March 31, 2010 and December 31, 2009 there were no outstanding borrowings against the long-term variable rate revolving note and the balance available on this note was $8,000,000.

Note #190, the construction note of $33,000,000, was converted to a term note on August 31, 2007.  The notional amount ($18,562,500 as of March 31, 2010) is subject to the interest rate swap agreements discussed in Note 2 under “Interest Rate Swap Agreements”.  The note is amortized over a ten-year period and is subject to a maturity of August 31, 2014. Payments of principal are due quarterly and began on November 30, 2007.  Payments of interest are due monthly, subject to a variable rate of one-month LIBOR plus 2.75%, adjusted monthly (2.997% at March 31, 2010).

Note #232, the $4,300,000 note, is subject to a variable rate of LIBOR plus 3.00% (3.228% at March 31, 2010), adjusted and due monthly. A principal payment of $154,000 is due quarterly, which began on October 31, 2007.

Note #216, the $9,000,000 short-term note, which was issued on September 21, 2007, permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9,000,000. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn.  The loan has been renewed, with revised terms, as of July 28, 2009.  It bears a variable-interest rate equal to one-month LIBOR plus 3.00%, payable monthly when there is an outstanding balance (4.250% at March 31, 2010).  The revolver is subject to a quarterly unused commitment fee of 0.500% per year, assessed quarterly in arrears (previously was 0.250%). The variable interest rate has been revised to one-month LIBOR plus 4.00%.  The total unpaid principal balance is due at maturity, or July 26, 2010.  The amount available on this note was $9,000,000 at March 31, 2010 and December 31, 2009.

POET® Biorefining - Big Stone is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements and is in full compliance at March 31, 2010.  The bank waived compliance of the fixed charge coverage ratio on May 14, 2009 for the March 31, 2009 compliance date.  On May 14, 2009, the bank also adjusted the 2009 requirements of the fixed charge coverage ratio covenant for the second and third quarters of 2009 and the Company was in full compliance with the

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

covenants at June 30, September 30 and December 31, 2009.   The Company believes it will be in compliance with all covenants for each of the remaining three quarters of 2010.  Collateral for the notes is multiple mortgages and security agreements, multiple UCC filings on all business assets, and assignments of certain agreements related to the construction and operation of the plant.

The balance of the long-term notes payable as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009*
	(Unaudited)

Note #174	$1,950,000	$2,047,500
Note #158	9,210,189	9,594,655
Note #190	24,750,000	25,575,000
Note #232	2,760,000	2,914,000

	38,670,189	40,131,155
Less current portion	(5,906,169)	(5,881,047)

	$32,764,020	$34,250,108

Minimum principal payments, through the maturity of the notes, are estimated as follows:

Twelve Months Ending March 31,	Amount

2011	$5,906,169
2012	13,086,020
2013	3,916,000
2014	3,916,000
April 1, 2014 to August 31, 2014	11,846,000

$38,670,189

NOTE 6 -       INVENTORY

Inventory consisted of the following:

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2010	December 31, 2009*

Finished goods	$2,159,009	$2,340,779
Raw materials	6,606,068	8,050,117
Work-in-process	803,220	925,858
Spare parts inventory	1,268,680	1,172,786

	$10,836,977	$12,489,540

* Derived from audited financial statements

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

Ethanol Marketing Agreement — On July 1, 2007, the Company renewed its agreement with Ethanol Products, LLC (d/b/a/ POET® Ethanol Products) for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant.  The new agreement terminates on July 1, 2012, automatically renewing for a five-year term unless a notice of termination is provided by either party prior to the end of the term, and increases marketing fees by $0.002 per gallon sold.  The Company has sales commitments with POET® Ethanol Products of approximately 10.6 million gallons over the next nine months, of which, virtually all gallons are contracted at a variable price. The Company purchases all of its denaturant through POET® Ethanol Products.

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

Distillers Grains Marketing Agreement — On March 8, 2002 the Company entered into an agreement with POET® Nutrition, Inc. (formerly known as Dakota Gold Marketing, Inc.), to provide marketing and administrative services for the sale of distillers grains.  The agreement terminates March 8, 2012, but renews for a five year term unless either party provides the other party a 90 day notice of termination prior to the renewal date.  The agreement provides for an agency relationship as POET® Nutrition does not take title to the distillers grains but acts as a broker on behalf of the Company.  The Company entered into forward contracts to sell approximately 15,000 tons of various distiller grains at an average fixed price of approximately $138 per ton as of March 31, 2010.

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

Minimum payments related to the above agreements are summarized in the following table:

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Unconditional
Twelve Months Ending	Lease	Management	Purchase
March 31,	Agreements	Agreements	Agreements	Total

2011	$2,520	$580,611	$217,080	$800,211
2012	2,635	580,611	217,080	800,326
2013	2,646	504,807	36,180	543,633
2014	2,646	504,807	—	507,453
2015	2,646	504,807	—	507,453
2016-2100	359,731	126,204	—	485,935
	$372,824	$2,801,847	$470,340	$3,645,011

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

Incentive Revenue - The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The Company has earned $666,667 for both program years ended June 30, 2010 and 2009. Incentive revenue of $83,333 was recorded for the three months ended March 31, 2010 and 2009, for this program.

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

The Company has taken corrective action relating to the NOV through planned capital improvements to the plant.  On January 22, 2009, a capital improvement project for approximately $1 million was approved. This project, which will involve the construction of improvements to the dryer and thermal oxidizer, is expected to be capitalized and financed with cash from operations.  A small amount of design work has been initiated on this project as of March 31, 2010.

NOTE 8 -       DISTRIBUTIONS

POET - Big Stone Distribution Date	POET - Big Stone Approved Distribution	Northern Growers Amount Received	Noncontrolling Interest Amount Received	Northern Growers Distribution Date	Distributions paid to Northern Growers Members	Quarter - Year for Northern Growers Tax Purposes and Liability Recorded
1/29/2008	$—	$—	$—	1/29/2008	$1,518,840	4th Quarter 2007
2/16/2010	$4,500,000	$3,472,200	$1,027,800	2/19/2010	$2,531,400	1st Quarter 2010

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

NOTE 10 -     MARKET RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as during the three months ended March 31, 2010. These uncertainties can have a significant impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 80% of total revenues and corn costs historically average 50% to 70% of cost of revenues.

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

(continued on next page)

NORTHERN GROWERS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -     SUBSEQUENT EVENTS

On April 26, 2010, we held a special meeting of members in Milbank, South Dakota.  The purpose of the meeting was to consider and vote to approve the Sixth Amended and Restated Operating Agreement, which would result in the reclassification of our Class A capital units outstanding effective July 1, 2010. The affirmative vote of the majority of Class A Members voting on the matter was necessary to approve the Sixth Amended and Restated Operating Agreement and resulting reclassification. At the meeting, the members voted and approved the Sixth Amended and Restated Operating Agreement, by the following tally:

For — 98	Against — 45	Abstain - 1

As a result of the members’ approval, the Company’s Class A capital units outstanding will be reclassified into Class A capital units, Class B capital units and Class C capital units, effective July 1, 2010. Also on July 1, 2010, the Company will suspend its obligation to make periodic reports under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934. The description of the matter voted on at the special meeting and the reclassification is described in detail in our definitive proxy statement for the special meeting filed with the Securities and Exchange Commission on March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three months ended March 31, 2010, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2009. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2009.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. The price of ethanol is influenced by factors such as prices of unleaded gasoline and the petroleum markets, supply and demand, weather, and government policies and programs. Excess ethanol supply in the market, generally puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. A low price of corn generally puts downward pressure on the price of distillers grains.

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

Executive Summary

We had a net income of $1.7 million for the three months ended March 31, 2010, compared to a net loss of $262,000 for the three months ended March 31, 2009. The change is primarily attributed to a 22% increase in revenues.

We will continue to face challenges for the remainder of 2010. Ethanol prices are expected to remain low by historical standards due to supply and demand issues. Excess supply is expected to continue as it did in 2009. With economic factors recently improving in the industry, existing plants, which either shut down or scaled back production in 2009, are likely to return fully on online. Approximately 1.2 billion gallons in capacity, from both new and expanding plants, are expected to come online in the next 12-18 months. In addition, while demand for ethanol grew in the first quarter of 2010, it is not likely to grow at the same pace as supply for the remainder of the year. As a result, ethanol prices and revenues are not likely to increase materially from their 2009 levels. But this situation could change if the U.S. Environmental Protection Agency decides to permit an increase in the amount of ethanol blended for use in conventional automobiles from 10% to as high as 15%. A favorable decision by the EPA, we believe, will increase demand for ethanol and positively impact ethanol prices and revenues. EPA’s decision, however, is not expected until this summer. Meanwhile, we believe corn prices will remain favorable at least through the end of the second quarter, helping offset lagging ethanol prices. Corn prices are expected to be favorable because of a record supply. On January 12, 2010, the U.S. Department of Agriculture forecast a record corn crop for 2009, estimating that U.S. farmers produced 13.2 billion bushels of corn, up 8.8% from 2008.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31,
	2010		2009
	$	% of Revenue	$	% of Revenue
Revenues:
Ethanol	29,511,617	80%	23,031,678	76%
Distillers Grains	7,343,786	20%	7,099,248	23%
Incentive	83,333	0%	83,333	0%
Total	36,938,736	100%	30,214,259	100%

Cost of Revenues	32,898,015	89%	28,917,373	96%

General and Administrative Expenses	1,193,498	3%	897,932	3%

Other Operating Income (Expense)	(635,643)	(2)%	(706,311)	(2)%

Minority Interest	(542,006)	(1)%	45,796	0%

Net Income	1,669,574	5%	(261,561)	(1)%

Revenues — Revenues increased $6.7 million, or 22%, to $36.9 million for the three months ended March 31, 2010 from $30.2 million for the three months ended March 31, 2009. Revenues increased due to an increase in ethanol and distillers grains’ revenue.

Revenue from the sale of ethanol increased $6.5 million, or 28%, to $29.5 million for the three months ended March 31, 2010 from $23.0 million for the three months ended March 31, 2009. The increase is primarily driven by a 9% increase in the average sales price per gallon. While the average price increased between quarters, the price of ethanol during the first quarter of 2010 did commence a downward trend. The price was $0.37 higher at the start of the quarter compared to the end of the quarter, mostly due to an oversupply of ethanol and decreasing corn prices.

Revenue from the sale of distillers grains increased $245,000, or 3%, to $7.3 million for the three months ended March 31, 2010 from $7.1 million for the three months ended March 31, 2009. The increase is primarily driven by a 12% increase in volume sold, despite a decrease in the average sales price per ton.

Cost of Revenues — Cost of revenues, which includes production expenses, increased $4.0 million, or 14%, to $32.9 million for the three months March 31, 2010 from $28.9 million for the three months ended March 31, 2009. The primary reason for the increase is a 16% increase in the production of ethanol. During first quarter of 2009, we slowed production below name-plate capacity due to an increase in the cost of corn and tight margins. When the market price of corn began decreasing in the fall of 2009, we resumed production at name-plate capacity and have been operating at name-plate since this time.

General and Administrative Expenses — General and administrative expenses increased $295,566, or 33%, to $1.2 million for the three months March 31, 2010 from $898,000 for the three months ended March 31, 2009. The primary reason for the increase is an increase in management incentive fees and costs, which resulted from an increase in net income on which these fees and costs are based.

Interest Expense — Interest expense decreased $86,000, or 12%, to $630,000 for the three months ended March 31, 2010 from $716,000 for the three months ended March 31, 2009. Interest expense decreased because the interest rates on our variable loans decreased by an average of 0.23%.

Net Income — Net income increased $1.9 million, or 738%, to $1.67 million for the three months ended March 31, 2010 from a net loss of $261,561 for the three months ended March 31, 2009. This change is caused primarily by an increase in ethanol revenues, offset by an increase in cost of revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million and $9.0 million revolving credit facilities which are discussed below under “Indebtedness.” Net working capital is $20.3 million as of March 31, 2010, compared to $13.1 million as of March 31, 2009. Working capital increased between periods principally due to an increase in profitability. We believe that, for the remainder of 2010, working capital will remain adequate and our cash flows from operations and revolving debt will be sufficient to meet our expected capital and liquidity requirements.

The following table shows the cash flows between the three months ended March 31, 2009 and the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
	$	$
Net cash provided by (used for) operating activities	4,359,640	(2,801,932)
Net cash provided by (used for) investing activities	(32,368)	158,043
Net cash provided by (used for) financing activities	(5,020,165)	(1,437,522)

Cash Flow From Operating Activities — Net cash flow from operating activities increased $7.2 million between periods due principally to an increase in cash provided by net income, inventory, and broker transactions. Net income increased primarily due to an increase in revenue from the sale of ethanol and distillers grains. Corn inventory decreased between periods because the value of corn inventory per bushel decreased 19% from March 31, 2009 to March 31, 2010. Due to a significantly greater decrease in corn prices during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, we received cash from broker transactions of $6.2 million during the three months ended March 31, 2010 compared to receiving $1.2 million during the three months ended March 31, 2009.

Cash Flow From Investing Activities — Net cash flow used for investing activities increased $190,000 between periods due principally to the timing of refunds from the State of South Dakota for sales and excise tax paid.

Cash Flow From Financing Activities — Net cash flow used for financing activities increased $3.6 million between periods because we made distributions to our members during the first quarter of 2010, compared to making no distributions during first quarter 2009. In February 2010, we made distributions to the noncontrolling interest and to our members of $1.03 million and $2.53 million, respectively.

Indebtedness

We have six notes and loans outstanding under our loan agreement with our lender, U.S. Bank: 1) a $33.0 million term note; 2) a $15.8 million fixed-rate note; 3) a $3.9 million variable-rate, non-revolving note; 4) an $8 million variable rate, revolving note; 5) a $9 million variable rate, revolving note; and 6) a $4.3 million variable rate note.

The $8 million note permits us to borrow, on a revolving basis, the difference between the unpaid principal balance and $8 million. The principal purpose of this revolver is to cover the cost of any non-corn related items at the plant at any time. The principal balance outstanding is $0 as of March 31, 2010, allowing us to borrow up to $8 million as of March 31, 2010 and the date of this filing.

The $9 million note permits us to borrow, on a revolving basis, the difference of the outstanding principal amount and the lesser of the borrowing base or $9.0 million. The borrowing base is defined as 75% of the total of the fair market value of the outstanding inventory, eligible accounts receivable, and hedging accounts at fair market value. The principal purpose of this revolver is to cover the cost of purchasing corn during a period of tight margins. The principal balance outstanding is $0 as of March 31, 2010, allowing us to borrow up to $9 million as of March 31, 2010 and the date of this filing.

The $33 million term note, which had been converted from a construction note on August 31, 2007, is subject to two interest rate arrangements. The notional amounts ($12.37 million and $6.19 million as of March 31, 2010) are subject to an interest rate swap agreement with U.S. Bank. (see also Item 7A below-”Quantitative and Qualitative Disclosures About Market Risk”). Under the agreement, the notional amounts are subject to a fixed rate of 7.98% and 7.52% respectively, which is payable monthly until maturity on August 30, 2014. The remaining portion of the note is subject to a variable rate of one-month LIBOR plus 2.75%, adjusted and due monthly (2.997% at March 31, 2010). A principal payment of $825,000 is due quarterly on the note.

The principal balance outstanding on the $15.8 million fixed-rate note (6.38%) is $9.21 million as of March 31, 2010. Principal payments of $384,465 were made for the quarter ended March 31, 2010.

The principal balance outstanding on the $3.9 million variable rate (3.25% as of March 31, 2010) non-revolving loan is $1.95 million as of March 31, 2010. Principal payments of $97,500 were made for the quarter ended March 31, 2010.

The principal balance outstanding on the $4.3 million variable rate loan (3.228% at March 31, 2010) is $2.76 million. Principal payments of $154,000 were made for the quarter ended March 31, 2010.

All of the loans and notes outstanding are secured by Big Stone’s tangible and intangible property, including a leasehold interest, easement rights, improvements, equipment, personal property, accounts receivable, inventory and contracts. In addition to standard covenants and conditions in the amended and restated loan agreement, Big Stone is subject to material conditions and covenants, including 1) an annual capital expenditure limitation, 2) a cash distribution limitation to members, 3) a tangible net worth minimum, 4) a minimum working capital requirement, 5) a fixed charge coverage ratio, and 6) a minimum balance sheet equity. A table representing the material covenants and conditions under Big Stone’s loan agreement is disclosed in our Form 10-K for the year ended December 31, 2009. We are in compliance with all conditions and covenants under our loan agreement with U.S. Bank as of March 31, 2010 and the date of this filing.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method with allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. We are currently assessing the impact of adoption on our financial position and results of operations.

Newly Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring us to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring us to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for us on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for us on January 1, 2011, and did not have a material impact on our consolidated financial statements. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on our consolidated financial statements.

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

Accounting for Derivative Instruments and Hedging Activities. We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the March 31, 2010 and December 31, 2009 balance sheets at their fair market value.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and, as such, we are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st — November 7th) and withdrawal (November 14th — March 31th) seasons. The price of distillers grains is principally influenced by the price of corn and soybean meal, competing protein feed products.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of March 31, 2010 and March 31, 2009 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2010	$6,683,040	$668,304
March 31, 2009	$631,761	$63,176

Interest Rate Risk

We manage our interest rate risk by monitoring the effects of market changes on the interest rates and using fixed-rate debt whenever possible. We also enter into interest rate swap agreements.

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, we had $10.90 million in variable rate, long-term debt outstanding as of March 31, 2010, or approximately 28% of our total long-term indebtedness. The interest rate on $1.95 million of the variable rate, long-term debt is U.S. Bank’s prime rate, which was 3.25% as of March 31, 2010. The interest rate on $2.76 million of the variable rate debt is subject to an interest rate of 3.228% as of March 31, 2010. The variable rate on the $6.19 million portion of the term note is 2.997% (One-Month LIBOR plus 2.75%) as of March 31, 2010.

In order to achieve a fixed interest rate on a portion of our $33.0 million term note, we are a party to an interest rate swap agreement with U.S. Bank. The swap agreement covers a seven-year term financing period through August 30, 2014. This agreement assists us in protecting against exposure to increases in interest rates and fixes the interest rate at 7.98% and 7.52% on the notional amounts ($12.37 million and $6.19 million, respectively as of March 31, 2010). The remaining amount, $6.19 million, is subject to a variable rate of One-Month LIBOR plus 2.75%. While our exposure is now reduced, there is no assurance that the interest rate swap will provide us with protection in all scenarios. For example, under the swap agreement, when One-Month LIBOR plus 2.75% exceeds 7.98% or 7.52%, we receive payments from U.S. Bank for the difference between the market rate and the swap rate. Conversely, when the One-Month LIBOR plus 2.75% falls below 7.98% or 7.52%, we make payments to U.S. Bank for the difference. The interest rate on the variable portion of our $33.0 million term note decreased 0.271% from March 31, 2009 to March 31, 2010, which required us to pay more in interest to U.S. Bank on the two swap transactions.

Item 4T. Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On April 26, 2010, we held a special meeting of members in Milbank, South Dakota. The purpose of the meeting was to consider and vote to approve the Sixth Amended and Restated Operating Agreement, which would result in the reclassification of our Class A capital units outstanding effective July 1, 2010. The affirmative vote of the majority of Class A Members voting on the matter was necessary to approve the Sixth Amended and Restated Operating Agreement and resulting reclassification. At the meeting, the members voted and approved the Sixth Amended and Restated Operating Agreement, by the following tally:

For – 98	Against – 45	Abstain - 1

As a result of the members’ approval, the Company’s Class A capital units outstanding will be reclassified into Class A capital units, Class B capital units and Class C capital units, effective July 1, 2010. Also on July 1, 2010, the Company will suspend its obligation to make periodic reports under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934. The description of the matter voted on at the special meeting and the reclassification is described in detail in our definitive proxy statement for the special meeting filed with the Securities and Exchange Commission on March 31, 2010.

Item 6. Exhibits.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GROWERS, LLC
Dated: May 17, 2010
	By	/s/ Robert Narem
Robert Narem
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
NORTHERN GROWERS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Articles of Organization (2)
3.2	Fifth Amended and Restated Operating Agreement dated July 31, 2009 (3)
3.3	Sixth Amended and Restated Operating Agreement (4)
4.1	Form of Class A Unit Certificate(5)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)	Appendix A to registrant’s prospectus filed with the Commission on March 17, 2003.
(2)	Appendix B to registrant’s prospectus filed with the Commission on March 17, 2003.
(3)	Exhibit 3(ii)(a) to the registrant’s Form 8-K filed with the Commission on August 6, 2009. This agreement is in effect until July 1, 2010.
(4)	Appendix B to the registrant’s Schedule 14A filed with the Commission on March 31, 2010. This agreement will become effective July 1, 2010.
(5)	Exhibit 4.1 to the registrant’s Form S-4 filed with the Commission on July 26, 2002.